Form 10QSB
period 2007-09-30
SN Strategies Corp.
filed 2007-11-05
CIK 1401371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 333-144888

SN Strategies Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1077 Balboa Avenue, Laguna Beach, California 92651
(Address of principal executive offices)

714-651-8000
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒Yes   ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☒Yes   ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 2, 2007, there were 2,876,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):       ☐Yes   ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Current assets
Cash	$7,521	$-
Prepaid expense	8,750

Total current assets	16,271	-

Other assets
Loan receivable	25,000	-
Interest receivable	472	-

Total assets	$41,743	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$10,086	$719
Income taxes payable	-	3,299

Total current liabilities	10,086	4,018

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,876,000 and 1,951,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,876	1,951
Additional paid-in capital	89,406	15,431
Deficit accumulated during the development stage	(60,625)	(21,400)

Total stockholders’ equity (deficit)	31,657	(4,018)

Total liabilities and stockholders’ equity (deficit)	$41,743	$-

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE
PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

					Inception
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		(Jan. 18, 2002)
					to Sept. 30,
	2007	2006	2007	2006	2007

Net revenue	$1,000	$-	$1,000	$-	$1,000

Operating expenses
Legal and professional	19,015	-	31,750	-	31,750
Dues and fees	3,495	-	6,232	-	6,232
Rent	300	-	900	-	900
General and administrative	960	-	1,015	-	1,015

Total operating expenses	23,770	-	39,897	-	39,897

Other income (expense)
Interest income	319	-	472	-	472

Loss from continuing operations before income taxes	(22,451)	-	(38,425)	-	(38,425)

Provision for income taxes	-	-	800	-	800

Loss from continuing operations	(22,451)	-	(39,225)	-	(39,225)

Discontinued operations	-	(1,019)	-	(2,609)	(21,400)

Net loss	$(22,451)	$(1,019)	$(39,225)	$(2,609)	$(60,625)

Net loss per common share from continuing operations – basic and diluted	$(.01)	$-	$(.02)	$-	$(.02)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$-	$-	$(.01)

Weighted average of common shares – basic and diluted	2,876,000	1,951,000	2,381,701	1,951,000	1,908,011

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 18, 2002	-	$-	$-	$-	$-

Issuance of founder shares for services, January 30, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	1,200,000	1,200	4,800	-	6,000

Issuance of common stock, November 1, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	751,000	751	36,799	-	37,550

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(8,889)	(8,889)

Balance, December 31, 2002	1,951,000	1,951	42,499	(8,889)	35,561

Distributions to shareholders	-	-	(32,750)	-	(32,750)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(3,273)	(3,273)

Balance, December 31, 2003	1,951,000	1,951	10,949	(12,162)	738

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Additional paid-in capital contributed by related party	-	-	832	-	832

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(3,889)	(3,889)

Balance, December 31, 2004	1,951,000	1,951	12,981	(16,051)	(1,119)

Additional paid-in capital contributed by related party	-	-	50	-	50

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,440)	(2,440)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,909)	(2,909)

Balance, December 31, 2006	1,951,000	1,951	15,431	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	437,500	437	34,563	-	35,000

Issuance of common stock, May 31, 2007	218,750	219	17,281	-	17,500

Issuance of common stock, June 7, 2007	268,750	269	21,231	-	21,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(39,225)	(39,225)

Balance, September 30, 2007	2,876,000	$2,876	$89,406	$(60,625)	$31,657

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE
PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

			Inception
	Nine Months Ended September 30,		(January 18, 2002)
			to Sept. 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(39,225)	$(2,609)	$(60,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	900	900	6,600
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(8,750)	-	(8,750)
Increase in accounts payable and accrued expenses	9,367	719	10,086
(Decrease) increase in income taxes payable	(3,299)	990	-

Net cash used in operating activities	(41,007)	-	(46,689)

Cash flows from investing activities
Loan receivable	(25,000)	-	(25,000)
Increase in interest receivable	(472)	-	(472)

Net cash used in investing activities	(25,472)	-	(25,472)

Cash flows from financing activities
Proceeds from issuance of common stock	74,000	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882

Net cash provided by financing activities	74,000	-	79,682

Net increase in cash	7,521	-	7,521

Cash, beginning of period	-	-	-

Cash, end of period	$7,521	$-	$7,521

Supplemental disclosure of cash flow information
Income taxes paid	$3,200	$-	$4,000
Interest paid	$-	$-	$-

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SN Strategies Corp. (“the Company”) was incorporated under the laws of the State of Nevada on January 18, 2002 under the original name “Klean Kast Solutions, Inc”. On April 22, 2007, the Company filed amended and restated articles and changed its name to “SN Strategies Corp”.

SN Strategies Corp. is an internet company that specializes in developing social networking applications, known as widgets, which are designed to engage, provide information and gather intelligence from users.  A widget is a type of user interface that allows people to interact with a computer and computer-controlled devices that employ graphical icons, visual indicators or special graphical elements, along with text labels or text navigation to represent the information and actions available to a user.  The Company is headquartered in Laguna Beach, California.

Prior to the commencement of its current operations in 2007, the Company was a developer of designer slings and protective, waterproof cast covers.  The Company has discontinued this line of business.

SN Strategies Corp. is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7.  For the nine months ended September 30, 2007, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the audited financial statements on Form SB-2 of SN Strategies Corp. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form SB-2.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Prepaid Expenses

Prepaid expenses consist of stock transfer agent fees for services to be rendered over the one-year period of the contract and are amortized monthly.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expense, notes receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (January 18, 2002) through September 30, 2007, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Issuances Involving Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by officers and have been valued at the estimated value of the services rendered.

Revenue Recognition

The Company provides consulting services. Revenues from these services are to be recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured.

Recent Accounting Pronouncements

SFAS No. 157– In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

SFAS No. 158– In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 159– In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $60,625 from inception (January 18, 2002) through September 30, 2007.

The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt or equity financing may be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.           NOTE RECEIVABLE

On May 18, 2007 the Company extended a $25,000 loan to Fliva, Inc. (Fliva) in exchange for a convertible promissory note and a warrant agreement.  Under the terms of the convertible promissory note agreement, the note accrues interest at 5% per annum and matures on May 18, 2009.  The note may be converted into Fliva’s common stock upon default or upon certain other conditions.  Under the terms of the warrant agreement, the Company has the right to purchase 62,500 shares of Fliva’s common stock at $0.04 per share upon certain triggering events.  The warrant agreement expires upon the earlier of the warrant execution or May 18, 2011.

4.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2007.

5.           COMMON STOCK

The Company is authorized to issue up to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.  Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought.  The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors of this corporation or as otherwise provided by the Nevada General Corporation Law, as amended from time to time.

In January 2002, the Company issued 6,000,000 shares of its common stock to its founders in exchange for reimbursement of organizational costs and related expenses.  The value of such costs and related expenses totaled $6,000.

In November 2002, the Company performed a private placement and issued 3,755,000 shares of common stock at $0.01 per share for an aggregate total of $37,550.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

5.           COMMON STOCK (Continued)

On April 22, 2007, the Company effected a one for five (1:5) reverse stock split whereby each share of the Company’s common stock outstanding was converted into 0.20 of a share of the Company’s common stock.  Accordingly, the outstanding common stock and per share amounts have been retroactively stated to reflect the stock split within the Company’s financial statements, pursuant to SEC Staff Accounting Bulletin, Topic 4C.

On May 18, 2007, the Company performed a private placement and issued 437,500 shares of common stock at $0.08 per share for an aggregate total of $35,000.

On May 31, 2007, the Company performed a private placement and issued 218,750 shares of common stock at $0.08 per share for an aggregate total of $17,500.

On June 7, 2007, the Company performed a private placement and issued 268,750 shares of common stock at $0.08 per share for an aggregate total of $21,500.

In July 2007, the Company submitted its Registration Statement on Form SB-2 for the registration of 1,025,000 shares of its outstanding common stock.  On August 6, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

6.           PROVISION FOR INCOME TAXES

As of September 30, 2007, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of September 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $60,000, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.
As of September 30, 2007, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (at 25%)	$ 15,000
State net operating loss (at 8.84%)	5,304

20,304

Less: valuation allowance	(20,304)

$ -

The Company’s valuation allowance increased by approximately $15,500 during the nine months ended September 30, 2007.

7.           RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  The Company recorded total rent expense of $900 for each of the nine month periods ended September 30, 2007 and 2006.

8.           DISCONTINUED OPERATIONS

In 2007, the Company abandoned its waterproof and protective cast cover business.  A loss on operations for this business has been reclassified and presented as a single line item in the statements of operations.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2006 and 2005, together with notes thereto included in this Registration Statement on Form SB-2.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

Liquidity and Capital Resources. We had cash of $7,521, and prepaid expense of $8,750, as of September 30, 2007, which equals $16,271, our total current assets as of that date. Our total assets of $41,743, as of September 30, 2007, included our current assets of $16,271, and other assets which are comprised of a loan receivable of $25,000 and interest receivable of $472. That loan receivable is represented by the convertible promissory note with Fliva, Inc. The note bears annual interest of five percent (5%) and is due and payable on May 18, 2009. The note may be converted into Fliva’s common stock upon default or upon certain capital raising triggering events.  Under the terms of the warrant agreement, we have the right to purchase 62,500 shares of Fliva’s common stock at $0.04 per share.  The warrant agreement expires upon the earlier of the warrant execution or May 18, 2011.

From May to June 2007, we raised $74,000 in a private placement in exchange for 925,000 shares of our common stock. We used a significant portion of those proceeds for the loan to Fliva, Inc. We believe our arrangement with Fliva, Inc. will assist us in the development of our business as they have access to experienced developers and an already established user-base.

Our current liabilities were $10,086 as of September 30, 2007, all of which was represented by accounts payable of $10,086.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2007.

During 2007, we incurred significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In July 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,025,000 shares of our issued and outstanding common stock.  On August 6, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Results of Operations.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Revenues. We had revenues of $1,000 for the three months ended September 30, 2007, as compared to no revenues for the three months ended September 30, 2006.  We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended September 30, 2007, our total operating expenses were $23,770, as compared to $0 of total operating expenses for the three months ended September 30, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit and review of our financial statements and in preparing our Registration Statement on Form SB-2 as well as other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the three months ended September 30, 2007, we had legal and professional expenses of $19,015, dues and fees of $3,495, rent of $300 and general and administrative expenses of $960. In comparison, for the three months ended September 30, 2006, we had no legal and professional expenses, no dues and fees expenses, no rent expenses and no general and administrative expenses.

Other Income.  For the three months ended September 30, 2007, we also had other income of $319, which was interest income from the convertible promissory note with Fliva, Inc.  We had no other income for the three months ended September 30, 2006.

Net Income or Loss.  For the three months ended September 30, 2007, our net loss was $22,451, as compared to the three months ended September 30, 2006, where our net loss was $1,019, attributable to discontinued operations. The increase in our net loss for the three months ended September 30, 2007, was due an increase in operating expenses between the two periods. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Revenues. We had revenues of $1,000 for the nine months ended September 30, 2007, as compared to no revenues for the nine months ended September 30, 2006.  We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the nine months ended September 30, 2007, our total operating expenses were $39,897, as compared to $0 of total operating expenses for the nine months ended September 30, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit and review of our financial statements and in preparing our Registration Statement on Form SB-2 as well as other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the nine months ended September 30, 2007, we had legal and professional expenses of $31,750, dues and fees of $6,232, rent of $900 and general and administrative expenses of $1,015. In comparison, for the three months ended September 30, 2006, we had no legal and professional expenses, no dues and fees expenses, no rent expenses and no general and administrative expenses.

Other Income.  For the nine months ended September 30, 2007, we also had other income of $472, which was interest income from the convertible promissory note with Fliva, Inc.  We had no other income for the three months ended September 30, 2006.

Net Income or Loss.  For the nine months ended September 30, 2007, our net loss from operations before provision for income taxes of $800 was $38,425, making a net loss of $39,225. This is in comparison to the nine months ended September 30, 2006, where our net loss was $2,609, attributable to discontinued operations. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must continue to develop our products and begin to attract users to our products.  With our strategic alliance with Fliva, Inc., we believe that we will access to developers who can help us develop our widgets and blogs. We intend to develop additional products that will increase our user base and hopefully increase the amount of revenue that we can generate from advertising. We also intend to look for opportunities to work with other companies that will assist us in our development.

During the next three to six months, our primary objective is to complete development of our celebrity gossip widget and begin several blogs which provide commentary on the dining and entertainment in various cities and geographic areas. We have had informal discussions with an individual to begin a blog about the dining and entertainment in Los Angeles. We believe that we will need to spend approximately $10,000 to start blogs in several cities and geographic areas. Part of our business strategy is to pay bloggers with shares of our common stock and/or stock options pursuant to a stock option plan. Therefore, we believe that our ability to entice potential new bloggers to work for us will be greatly enhanced if our common stock is eligible for quotation on the OTC Bulletin Board.

During the next six to twelve months, we hope to raise additional funds so that we can expand our user base, monetize our user base and begin generating revenues. In addition, in order to market and promote our services, we will need to raise additional capital. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash of $7,521 as of September 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

Our financing plans are materially dependent on our ability to have our common stock become eligible for quotation on the OTC Bulletin Board. We filed a Registration Statement on Form SB-2 primarily because our management believes that we need to gain access to the financial markets so that we may satisfy our continuing capital requirements. We believe we will be able to raise additional funds from some of our current shareholders if we become eligible for quotation on the OTC Bulletin Board. Therefore, we hope that we will become eligible for quotation so that those investors will invest additional funds with us.

We are not currently conducting any research and development activities other than the development of our website which we expect the total cost to be approximately $1,500. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SN Strategies Corp.,
a Nevada Corporation

November 2, 2007	By:	/s/ Michael A. Hawks
Michael A. Hawks
	Its:	Principal Executive Officer, Principal Financial Officer
President, Chief Financial Officer and a Director