Form 10KSB
period 2007-12-31
SN Strategies Corp.
filed 2008-03-28
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-144888

SN Strategies Corp.
 (Exact name of registrant as specified in its charter)
Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1077 Balboa Avenue, Laguna Beach, California	92651
(Address of principal executive offices)	(Zip Code)
(800) 315-0045
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes       ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes       ☐ No
State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2008, approximately $361,250.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 28, 2008, there were 2,876,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                 ☐ Yes        ☒ No

PART I

Item 1. Description of Business.

Background. We were incorporated under the laws of the State of Nevada on January 18, 2002, under the name Klean Kast Solutions, Inc. From our inception until April 2007, we were engaged in the development of designer slings and protective, waterproof cast covers to patients who have been fitted with plaster or fiberglass casts to treat their broken bones and other injuries. In April 2007, our management changed and we amended our name to SN Strategies Corp. and adopted a new business plan of developing social networking applications designed to engage, provide information to and gather intelligence from users. We have abandoned our business of developing designer slings and protective, waterproof cast covers.

Our Business. We are an Internet company that specializes in developing social networking applications designed to engage, provide information to and gather information from users, through applications that are known as widgets and weblogs, or blogs. A widget is a type of user interface which allows people to interact with a computer and computer-controlled devices which employ graphical icons, visual indicators or special graphical elements, along with text labels or text navigation to represent the information and actions available to a user. Users can drag and drop their widgets onto the personal page of their social network or onto a blog. Widgets typically look like a little window or box with some functionality depending on the purpose of the widget. A blog is a website where entries are written in chronological order and displayed in reverse chronological order. Blogs provide commentary or news on a particular subject such as food, politics, or local news and combines text, images, and links to other blogs, web pages, and other media related to its topic.

Social Networking Products. We intend to develop a celebrity gossip widget and dining and entertainment blogs. The celebrity gossip widget will allow users to post information about their favorite celebrities on their blogs or social networking pages. We believe that the celebrity gossip widget will provide entertainment to the users and the readers of their blogs and social networking pages. Our widget will be built with simple signup process via our website or the widget itself from a current user’s social networking page.  We also intend to maintain relationships with users by providing enhancements and updates to our widgets as well as allowing our users to provide feedback and suggestions to enhance the user experience and ensure user satisfaction.

We also intend to develop blogs which provide commentary on the dining and entertainment in various cities and geographic areas. We believe that we can serve a local area such as Orange County, California, where we are currently located and which we believe is underserved as far as commentary on the hip and trendy dining and entertainment establishments as well as general information about the Orange County area. We are currently beta testing our first blog that is focused on the Orange County area.  We hope to generate revenues by advertising to our users as well as potentially selling products to our users.

Internet Advertising. We anticipate that we will be able to generate advertising revenues from companies which desire to advertise to our users. The Internet is an attractive method for certain advertisers, depending on the number of users we have and a variety of other factors.  Internet advertising spending continues to increase on an annual basis. We believe that significant revenues can be generated from online advertising from small business service providers and product vendors.

We initially intend to sell the following Internet advertisements: banner and text ads, video ads and sponsorships. We hope to have advertisers pay for banner and text advertisements and other graphical images featured on web pages throughout our network. The images are advertising inventory that will be sold by us to advertisers or companies using measurements commonly referred to as cost per thousand impressions, cost per click or cost per action. Video ads will allow advertisers to place high quality video ads on our website. We will also provide advertisers with the opportunity to sponsor various parts of our website. Sponsors will be offered an integrated ad package that includes permanent placement in certain areas of the website.

Strategic Alliance with Fliva, Inc. In May 2007, we entered into a strategic alliance with Fliva, Inc. a social networking company which we believe will assist us in the development of our business as they have access to experienced developers and an already established user-base.  Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc.  We believe that the relationship with Fliva and Magic Cow, Inc. will assist us in the development of our products because the management and development teams are very experienced in the internet industry.

Growth Strategy. Our objective is to establish several widgets and blogs with large user bases. We intend to develop additional products that will increase our user base and hopefully increase the amount of revenue that we can generate from advertising. In addition to continually seeking out and evaluating new products, we may consider the acquisition of other companies or businesses that are operating in a similar space. We believe that there is an opportunity for us to acquire smaller companies or web properties with already established user bases. We hope to use our common stock as payment for any potential acquisitions. Accordingly, in the future, we intend to seek potential acquisitions or other suitable business partners which will assist us in increasing our user base as well as realizing other business objectives. As of the date of this prospectus, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will assist us in realizing our business objectives.

Our Target Market. Our target demographic is the 18 to 40 year old males and females. We need to develop a loyal and active user community amongst those individuals. We believe we will be in touch with the interests, tastes and needs of our targeted users and that we will be able to use that knowledge to generate a loyal user base.

Competition.  We compete with several large media companies that dominate the Internet industry as well as numerous small and independent companies that have widgets and blogs as well as other social networking applications. . Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with users and advertisers. We cannot compete with either the large or mid-sized companies. We are also at a significant competitive disadvantage within the Internet industry because we have not previously produced any products and have limited capital resources. Our ability to compete will depend on our ability to obtain users of our products without spending any funds to market and promote our products.

Website.  Our website is located at www.snstrategies.com. Our current website is under construction and provides limited contact information.

Government Regulation. Few existing laws or regulations specifically apply to the Internet. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could negatively affect our business. We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, security, illegal or obscene content, retransmission of media, spyware, and personal privacy and data protection apply to the Internet.

In addition, we are subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we have not been affected by any of the rules and regulations specified in this section.

Intellectual Property. We also currently own the web domain www.snstrategies.com, which will be our corporate website, and www.pickleintheoc.com which we are establishing as our local blog for Orange County, California. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

We may also protect various other words, names, symbols, and devices that are used with goods produced by us to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of our services through the use of service marks. We have not filed applications to protect any other trade or service marks. We cannot guaranty we will receive such trade or service mark protection if we make an application.

Research and Development.  We are not currently conducting any research and development activities other than the development of our website. We believe that the total cost for the development of our website will be no more than $1,500. We do not anticipate conducting such activities in the near future.

Employees.  As of March 24, 2008, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements.

Our Facilities.  Our offices are located at 1077 Balboa Avenue, Laguna Beach, California 92651. Our office space is provided to us by one of our officers and stockholders at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $100 per month to operations.  We recorded total rent expense of $900 and $1,200 for the years ended December 31, 2007 and 2006, respectively.  In October 2007, we began paying rent of $1,000 per month to our officer for the office space that we are utilizing. We believe that our facilities are adequate for our needs. We do not own any real estate.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were formed on January 18, 2002. Our lack of operating history in the Internet industry makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We will need to raise additional capital to fund our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To develop and market our products, we will be required to raise additional funds through debt or equity financings. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on developing our products. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our operations.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2007, our net loss since inception was $80,282. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated any revenues, and we cannot guaranty that any will be generated. The success of our business operations will depend upon our ability to develop our products and market those products to the online communities. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable profitable operations, then our business will fail.

Online social networking products are new and rapidly evolving and may not prove to be a viable business model.

Online social networking products are a relatively new business model for delivering entertainment over the Internet, and we have only very recently launched our efforts to develop a business centered on this model. It is too early to predict whether consumers will accept, and use our products on a regular basis, in significant numbers, and participate in our online video community. Our products may fail to attract significant numbers of users, or, may not be able to retain the usership that it attracts, and, in either case, we may fail to develop a viable business model for our online community. In addition, we expect a significant portion of the content that we will provide to be available for free. If we are unable to successfully monetize the use of our content, either through advertising or fees for use, we may not be able to generate revenues.

We may be unable to attract advertisers to the social networking products that we develop.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by the blogs that we develop. Most large advertisers have fixed advertising budgets, only a small portion of which has traditionally been allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent periods by softness of demand, reductions in marketing and advertising budgets, and by delays in spending of budgeted resources. Advertisers may continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

We hope to generate our revenue almost entirely from advertising, and the reduction in spending by, or loss of, advertisers could seriously harm our ability to generate revenues.

We hope to generate revenues from our advertisers. If we are unable provide value to potential advertisers, we may not be able to sell any ad space, which would negatively impact our revenues and business. In addition, we expect that advertisers will be able terminate their contracts with us at any time. We may encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

If we are unable to compete effectively in the social networking sector of the Internet industry, our business will fail.

The social networking sector of the Internet industry is extremely competitive. The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of entertainment. We compete with several major Internet companies studios which are dominant in the industry, as well as with numerous small and independent social networking companies. Many of the organizations with which we compete have significantly greater financial and other resources than we do. The majors are typically large, diversified entertainment and media companies or subsidiaries of diversified corporations which have strong relationships with advertisers and others involved in the Internet industry. We may not be able to compete with those companies for users and advertisers.

We may not be able to sustain or grow our business unless we keep up with changes in technology and consumer tastes.

The Internet and electronic commerce industries are characterized by:

•	rapidly changing technology;
•	evolving industry standards and practices that could render our website and proprietary technology obsolete;
•	changes in consumer tastes and user demands;
•	challenges, such as “click fraud,” that cast doubt on otherwise legitimate activities and practices; and
•	frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

We intend to rely on third parties to maintain our systems and, if these third parties fail to perform their services adequately, we could experience disruptions in our operations.

A key element of our strategy will be to generate a high volume of traffic to our widgets and blogs. Our ability to generate revenues will depend substantially on the number of customers who use our website. Accordingly, the satisfactory performance, reliability and availability of our website and network infrastructure are critical to our ability to generate revenues, as well as to our reputation.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations.

We hope to begin generating revenues. In the absence of generating revenues, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock:

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our officers, directors and principal shareholders own approximately 56.7% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 56.7% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock is subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of the December 31, 2007 and 2006, we held no real property and do not presently own any interests in real estate

Our Facilities.  Our offices are located at 1077 Balboa Avenue, Laguna Beach, California 92651. Our office space is provided to us by one of our officers and stockholders at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $100 per month to operations.  We recorded total rent expense of $3,900 and $1,200 for the years ended December 31, 2007 and 2006, respectively.  In October 2007, we began paying rent of $1,000 per month to our officer for the office space that we are utilizing. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information.  In January 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “SNGI”. As of March 24, 2008, no shares of our common stock have traded.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We had 2,876,000 shares of common stock issued and outstanding as of December 31, 2007, which were held by approximately 43 shareholders.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We registered for sale 1,025,00 shares of common stock held by our shareholders in our registration Statement on Form SB-2, which was declared effective by the SEC on August 6, 2007.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

From May to June 2007, we issued 925,000 shares of our common stock to thirteen investors for $0.08 per share for gross proceeds of $74,000. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Reverse Stock Split. On April 23, 2007, we declared a five for one reverse stock split whereby each share of our common stock outstanding was converted into 0.20 of a share of our common stock.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Liquidity and Capital Resources. We had cash of $216 and prepaid expense of $6,250 as of December 31, 2007, which equals $6,466, our total current assets as of that date. Our total assets of $33,966 as of December 31, 2007, included our current assets of $6,466, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Magic Cow, Inc.

From May to June 2007, we raised $74,000 in a private placement in exchange for 925,000 shares of our common stock. We used a significant portion of those proceeds for the loan to Fliva, Inc. Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc.  We believe that the relationship with Fliva and Magic Cow, Inc. will assist us in the development of our products because the management and development teams are very experienced in the internet industry.

On January 4, 2008, we entered into a convertible promissory note for $3,000 with one of our minority shareholders. The note bears interest of 10% and has a maturity date of January 1, 2009. The conversion price is $0.10 per share.

Our current liabilities were $20,091 as of December 31, 2007, all of which was represented by accounts payable of $20,091.  We had no other liabilities and no long term commitments or contingencies as of December 31, 2007.

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

Results of Operations.

For the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Revenues. We had revenues of $5,294 for the year ended December 31, 2007, as compared to no revenues for the year ended December 31, 2006.  Those revenues are related to services that we provide to a sales and marketing company. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the year ended December 31, 2007, our total operating expenses were $64,001, as compared to $0 of total operating expenses for the year ended December 31, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit and review of our financial statements and in preparing our Registration Statement on Form SB-2 as well as other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the year ended December 31, 2007, we had legal and professional expenses of $46,441, dues and fees of $9,645, rent of $3,900 and general and administrative expenses of $4,015. In comparison, for the year ended December 31, 2006, we had no legal and professional expenses, no dues and fees expenses, no rent expenses and no general and administrative expenses.

Other Income.  For the year ended December 31, 2007, we also had other income of $625, which was interest income from the convertible promissory note with Fliva, Inc.  We had no other income for the year ended December 31, 2006.

Net Income or Loss.  For the year ended December 31, 2007, our net loss was $58,882, as compared to the year ended December 31, 2006, where our net loss was $2,909, attributable to discontinued operations. The increase in our net loss for year ended December 31, 2007, was due an increase in operating expenses between the two periods. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan and continue operations during the next twelve months, we need to raise additional funds. During the next three to six months, our primary objective is to begin several blogs which provide commentary on the dining and entertainment in various cities and geographic areas. We believe that we will need to spend approximately $10,000 to start blogs in several cities and geographic areas. Part of our business strategy is to pay bloggers with shares of our common stock and/or stock options pursuant to a stock option plan. Therefore, we believe that our ability to entice potential new bloggers to work for us is greatly enhanced now that our common stock is eligible for quotation on the OTC Bulletin Board. We believe that we will access to developers who can help us develop our widgets and blogs.  We also intend to look for opportunities to work with other companies that will assist us in our development.

During the next six to twelve months, we need to build our user base, monetize our user base and begin generating revenues. In addition, in order to market and promote our services, we will need to raise significant capital. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We have cash of $216 as of December 31, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We hope we will be able to raise additional funds from some of our current shareholders now that we are eligible for quotation on the OTC Bulletin Board.

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

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002)
THROUGH DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SN Strategies Corp.
(formerly Klean Kast Solutions, Inc.)
Laguna Beach, California

We have audited the accompanying balance sheets of SN Strategies Corp. (formerly Klean Kast Solutions, Inc.) (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (January 18, 2002) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SN Strategies Corp. (formerly Klean Kast Solutions, Inc.) (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 18, 2002) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California
February 19, 2008

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

Current assets
Cash	$216	$-
Prepaid expense	6,250

Total current assets	6,466	-

Other assets
Investment	27,500	-

Total assets	$33,966	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$20,091	$719
Income taxes payable	-	3,299

Total current liabilities	20,091	4,018

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,876,000 and 1,951,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,876	1,951
Additional paid-in capital	91,281	15,431
Deficit accumulated during the development stage	(80,282)	(21,400)

Total stockholders’ equity (deficit)	13,875	(4,018)

Total liabilities and stockholders’ equity (deficit)	$33,966	$-

See accompanying notes to financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	December 31, 2007	December 31, 2006	For the period from inception (January 18, 2002) through December 31, 2007

Net revenue	$5,294	$-	$5,294

Operating expenses
Legal and professional	46,441	-	46,441
Dues and fees	9,645	-	9,645
Rent	3,900	-	3,900
General and administrative	4,015	-	4,015

Total operating expenses	64,001	-	64,001

Other income (expense)
Interest income	625	-	625

Loss from continuing operations before income taxes	(58,082)	-	(58,082)

Provision for income taxes	800	-	800

Loss from continuing operations	(58,882)	-	(58,882)

Discontinued operations	-	(2,909)	(21,400)

Net loss	$(58,882)	$(2,909)	$(80,282)

Net loss per common share from continuing operations – basic and diluted	$(.02)	$-	$(.02)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$(.01)

Weighted average of common shares – basic and diluted	2,506,291	1,855,431	2,876,000

See accompanying notes to financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH DECEMBER 31, 2007

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 18, 2002	-	$-	$-	$-	$-

Issuance of founder shares for services, January 30, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	1,200,000	1,200	4,800	-	6,000

Issuance of common stock, November 1, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	751,000	751	36,799	-	37,550

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(8,889)	(8,889)

Balance, December 31, 2002	1,951,000	1,951	42,499	(8,889)	35,561

Distributions to shareholders	-	-	(32,750)	-	(32,750)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(3,273)	(3,273)

Balance, December 31, 2003	1,951,000	1,951	10,949	(12,162)	738

Additional paid-in capital contributed by related party	-	-	832	-	832

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(3,889)	(3,889)

Balance, December 31, 2004	1,951,000	1,951	12,981	(16,051)	(1,119)

Additional paid-in capital contributed by related party	-	-	50	-	50

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,440)	(2,440)

Balance, December 31, 2005	1,951,000	1,951	14,231	(18,491)	(2,309)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,909)	(2,909)

Balance, December 31, 2006	1,951,000	1,951	15,431	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	437,500	437	34,563	-	35,000

Issuance of common stock, May 31, 2007	218,750	219	17,281	-	17,500

Issuance of common stock, June 7, 2007	268,750	269	21,231	-	21,500

Conversion of note receivable	-	-	1,875	-	1,875

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(58,882)	(58,882)

Balance, December 31, 2007	2,876,000	$2,876	$91,281	$(80,282)	$13,875

See accompanying notes to financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Inception
	Year Ended December 31,		(January 18, 2002) to
			December 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(58,882)	$(2,909)	$(80,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	900	1,200	6,600
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(6,250)	-	(6,250)
Increase in accounts payable and accrued expenses	19,372	719	20,091
(Decrease) increase in income taxes payable	(3,299)	990	-

Net cash used in operating activities	(48,159)	-	(53,841)

Cash flows from investing activities
Promissory note receivable	(25,000)		(25,000)
Increase interest on note receivable	(625)	-	(625)

Net cash used in investing activities	(25,625)	-	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	74,000	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882

Net cash provided by financing activities	74,000	-	79,682

Net increase in cash	216	-	216

Cash, beginning of period	-	-	-

Cash, end of period	$216	$-	$216
Supplemental disclosure of cash flow information
Income taxes paid	$3,200	$-	$4,000
Interest paid	$-	$-	$-
Conversion of note receivable and accrued interest into common stock of long term investment	$25,625	$-	$25,625
Gain on conversion	$1,875	$-	$1,875

See accompanying notes to financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

SN Strategies Corp. is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises."  For the year ended December 31, 2007, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expense, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (January 18, 2002) through December 31, 2007, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

Segment Reporting

Pursuant to Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company is required to disclose certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore does not disclose operating segment information.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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

Recent Accounting Pronouncements

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect this will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.
This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. We do not expect this will have a significant impact on our financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $80,282 from inception (January 18, 2002) through December 31, 2007.

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

3.	INVESTMENT

On May 18, 2007, the Company extended a $25,000 loan to Fliva, Inc. (Fliva) in exchange for a convertible promissory note and a warrant agreement.  Under the terms of the convertible promissory note agreement, the note accrues interest at 5% per annum and matures on May 18, 2009.  The note may be converted into Fliva’s common stock upon default or upon certain other conditions.  Under the terms of the warrant agreement, the Company has the right to purchase 62,500 shares of Fliva’s common stock at $0.04 per share upon certain triggering events.  The warrant agreement expires upon the earlier of the warrant execution or May 18, 2011.

On November 8, 2007, the Company converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in the Company receiving an additional 62,500 shares of Fliva’s common stock for a total value of $27,500.

On November 12, 2007, the Company exchanged its 687,500 shares of Fliva’s common stock for 201,343 shares of common stock of Magic Cow, Inc. pursuant to a Share Exchange Agreement between Fliva and Magic Cow, Inc.

4.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2007.

5.	STOCKHOLDERS' EQUITY

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

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

6.	PROVISION FOR INCOME TAXES

As of December 31, 2007, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of December 31, 2007 and 2006, the Company had federal and state net operating loss carryforwards of approximately $80,000 and $3,000, respectively, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2007 and 2006, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized:

	2007	2006
Federal net operating loss (at 19% and 15%, respectively)	$15,000	$450
State net operating loss (at 8.84%)	7,100	265

	22,100	715
Less: valuation allowance	(22,100)	(715)

	$-	$-

The Company’s valuation allowance increased by approximately $21,385 and $715 during the years ended December 31, 2007 and 2006, respectively.

7.	RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  The Company recorded total rent expense related to this arrangement totaling $900 and $1,200 for the years ended December 31, 2007 and 2006, respectively.

From October 1, 2007, through December 31, 2007, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $3,000 for the year ended December 31, 2007.

8.	DISCONTINUED OPERATIONS

In 2007, the Company abandoned its waterproof and protective cast cover business.  A loss on operations for this business has been reclassified and presented as a single line item in the statements of operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is not effective based on those criteria, due to the following:

•	lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officers and director.

Name	Age	Position
Michael Hawks	35	President, Secretary, Chief Financial Officer and Director
Eric Kennedy	31	Director

Michael Hawks. Mr. Michael Hawks has been our President, Secretary and Chief Financial Officer and one of our directors since April 2007. From 2005 to the present, Mr. Hawks has the Vice President of Parker Printing where he oversees the day to day operations as well as all sales and marketing management including new business and website development.  From 1999 to 2005, Mr. Hawks was an Infusion Therapy Specialist at B. Braun Medical where he was responsible for hospital sales and marketing in the greater Orange County and Long Beach territories. From 1997 to 1999, Mr. Hawks was a sales representative at The Standard Register Company where he was responsible for outside printing sales in Orange County. Mr. Hawks graduated with a Bachelor of Science degree from the University of California, Berkeley in 1995.  Mr. Hawks is not an officer or director of any reporting company.

Eric Kennedy. Mr. Kennedy has been one of our directors since our inception and was formerly our President and Secretary from inception through April 2007. Mr. Kennedy intends to serve as one of our blog writers and also advise other writers on the creative vision for their blog. Mr. Kennedy is a member of the Screen Actors Guild (SAG) and the American Federation of Television and Radio Artists (AFTRA). Mr. Kennedy has been employed by Southern California Edison from 1997 to the present as a field service technician.  Mr. Kennedy is not an officer or director of any reporting company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

There is no family relationship between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee.  Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 1077 Balboa Avenue< Laguna Beach, CA 92651. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert.  Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 10. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2007 and 2006.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks President, Secretary, CFO	2007	0	0	0	0	0	0	0	0
Eric Kennedy, Former Officer	2006	0	0	0	0	0	0	0	0
Chris Destefano, Former Officer	2006	0	0	0	0	0	0	0	0

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in January 2002.

Long-Term Incentive Plans. As of December 31, 2007, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Michael Hawks, President, Secretary, CFO, Principal Accounting Officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks	0	0	0	0	0	0	0
Eric Kennedy	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 24, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael Hawks 1077 Balboa Avenue Laguna Beach, CA 92651	410,000 shares(1), President, Secretary, CFO and director	14.26%
Common Stock	Eric Kennedy 1077 Balboa Avenue Laguna Beach, CA 92651	21,000 shares, director	0.7%
Common Stock	Cake Ventures LLC (2) 500 Newport Center Drive, Suite 600 Newport Beach, California 92660	1,000,000 shares	34.8%
Common Stock	John. G. Obrey 21145 Felipa Rd. Yorba Linda, CA 92887	200,000 shares	6.95%
Common Stock	All directors and named executive officers as a group	1,431,000 shares	14.96%
(1) Includes 10,000 shares of common stock held by Renee Hawks, who is the spouse of Michael Hawks, our President, Secretary, Chief Financial Officer and one of our directors. Michael Hawks is deemed to beneficially own those shares.
(2) Monu Joseph has sole voting and investment control over the securities held by Cake Ventures LLC.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

In January 2002, we issued 5,000,000 shares of our common stock to Eric Kennedy, who was our founder and one of our officers and directors at inception and through April 2007.  These shares were issued in exchange for expenses and services of $5,000 related to our incorporation, or $0.001 per share, which represented the fair market value on the date of issuance. There is no written agreement for this transaction.

From our inception through December 31, 2007, we have utilized office space of one of our officers and stockholders at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  We recorded total rent expense of $900 and $1,200 for the years ended December 31, 2007 and 2006, respectively.  In October 2007, we began paying rent of $1,000 per month to our officer for the office space that we are utilizing. There is no written agreement for this transaction.

In May 2007, we entered into a strategic relationship with Fliva, Inc.  Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc.  Minority shareholders of Magic Cow, Inc. are members of Cake Ventures LLC, one of our principal shareholders.

On January 4, 2008, we entered into a convertible promissory note for $3,000 with one of our minority shareholders. The note bears interest of 10% and has a maturity date of January 1, 2009. The conversion price is $0.10 per share.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1	Amended and Restated Articles of Incorporation*
3.2	Bylaws*
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer.
*	Incorporated by reference to our registration statement on Form SB-2 filed on July 26, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $20,015 and $0, respectively.

Audit-Related Fees. For the years ended December 31, 2007 and 2006, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the years ended December 31, 2007 and 2006, we were billed a total of $5,200 and $525, respectively, by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2007 and December 31, 2006, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $2,760 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Laguna Beach, California, on March 24, 2008.

SN Strategies Corp.

March 28, 2008	By:	/s/ Michael Hawks
Michael Hawks
	Its:	Principal executive officer, Principal accounting officer,
Presidnt, CEO, Secretary, and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Hawks	March 28, 2008
Michael Hawks
Its:	director

By:	/s/ Eric Kennedy	March 28, 2008
Eric Kennedy
Its:	director