Form 10-Q
period 2008-03-31
SN Strategies Corp.
filed 2008-05-14
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-144888

SN Strategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1077 Balboa Avenue, Laguna Beach, California 92651
(Address of principal executive offices)

(714) 651-8000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 14, 2008, there were 2,876,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Current assets
Cash	$163	$216
Prepaid expense	3,750	6,250

Total current assets	3,913	6,466

Other assets
Investment	27,500	27,500

Total assets	$31,413	$33,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$41,770	$20,091
Income taxes payable	800	-
Convertible note payable	3,000	-

Total current liabilities	45,570	20,091

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,876,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	2,876	2,876
Additional paid-in capital	91,281	91,281
Deficit accumulated during the development stage	(108,314)	(80,282)

Total stockholders’ equity (deficit)	(14,157)	13,875

Total liabilities and stockholders’ equity (deficit)	$31,413	$33,966

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Inception (January 18, 2002) to March 31, 2008
	2008	2007

Net revenue	$2,962	$-	$8,256

Operating expenses
Legal and professional	21,728	-	68,169
Dues and fees	3,932	-	13,577
Rent	3,000	300	6,900
General and administrative	1,461	-	5,476

Total operating expenses	30,121	300	94,122

Other income (expense)
Interest income (expense), net	(73)	-	552

Loss from continuing operations before income taxes	(27,232)	(300)	(85,314)

Provision for income taxes	800	800	1,600

Loss from continuing operations	(28,032)	(1,100)	(86,914)

Discontinued operations	-	-	(21,400)

Net loss	$(28,032)	$(1,100)	$(108,314)

Net loss per common share from continuing operations – basic and diluted	$(.01)	$-	$(.04)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$(.01)

Weighted average of common shares – basic and diluted	2,876,000	1,951,000	1,986,671

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2008

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
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2008

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

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2008

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,909)	(2,909)

Balance, December 31, 2006 (Audited)	1,951,000	$1,951	15,431	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	437,500	437	34,563	-	35,000

Issuance of common stock, May 31, 2007	218,750	219	17,281	-	17,500

Issuance of common stock, June 7, 2007	268,750	269	21,231	-	21,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Conversion of note receivable	-	-	1,875		1,875

Net loss	-	-	-	(58,882)	(58,882)

Balance, December 31, 2007 (Audited)	2,876,000	2,876	91,281	(80,282)	13,875

Net loss	-	-	-	(28,032)	(28,032)

Balance, March 31, 2008 (Unaudited)	2,876,000	$2,876	$91,281	$(108,314)	$(14,157)

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	Three months ended March 31,		(January 18, 2002) to
			March 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(28,032)	$(1,100)	$(108,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	300	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	2,500	-	(3,750)
Increase in accounts payable and accrued expenses	21,679	-	41,770
Increase in income taxes payable	800	800	800

Net cash used in operating activities	(3,053)	-	(56,894)

Cash flows from investing activities
Promissory note receivable	-	-	(25,000)
Increase in interest on note receivable	-	-	(625)

Net cash used in investing activities	-	-	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from convertible note payable	3,000	-	3,000

Net cash provided by financing activities	3,000	-	82,682

Net (decrease) increase in cash	(53)	-	163

Cash, beginning of period	216	-	-

Cash, end of period	$163	$-	$163

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$4,000
Interest paid	$-	$-	$-
Conversion of note receivable and accrued
interest into common stock of long term investment	$-	$-	$25,625
Gain on conversion	$-	$-	$1,875

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

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

SN Strategies Corp. is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. For the three months ended March 31, 2008, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

Basis of Presentation

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s report on Form 10-KSB of SN Strategies Corp. for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

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

Fair Value of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expense, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (January 18, 2002) through March 31, 2008, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131), the Company is required to disclose certain disclosures of operating segments, as defined in SFAS 131. Management has determined that the Company has only one operating segment and therefore does not disclose operating segment information.

Basic and Diluted Income (Loss) Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2008, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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

Recent Accounting Pronouncements

In December 2007, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect this will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of this statement on January 1, 2008. The Company did not elect the Fair Value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective as of the beginning of the Company’s 2008 year. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $108,314 from inception (January 18, 2002) through March 31, 2008.

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

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

4.	FAIR VALUE ACCOUNTING

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Investment	$27,500	$-	$-	$27,500

	$27,500	$-	$-	$27,500

Liabilities:
	$-	$-	$-	$-
	-			-

The Company’s investment in Magic Cow, Inc. is classified within Level 3 of the fair value hierarchy because it is a privately held company with no market activity or quoted prices.

5.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2008.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

6.	CONVERTIBLE NOTE PAYABLE

On January 4, 2008, the Company entered into a convertible promissory note agreement to obtain a loan for $3,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest must be repaid by January 4, 2009.  The note shall accrue interest at the rate of 10% per annum. The note holder and the Company shall have the right from and after March 4, 2008, and until the maturity date, to convert all or any portion of the outstanding principal balance and any unpaid accrued interest into shares of the Company’s common stock on the basis of $0.10 per share. The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.

7.	COMMON STOCK

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

8.	PROVISION FOR INCOME TAXES

As of March 31, 2008, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of March 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $102,000, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of March 31, 2008, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (at 25%)	$25,500
State net operating loss (at 8.84%)	9,000

34,500
Less: valuation allowance	(34,500)

$-

The Company’s valuation allowance increased by approximately $12,400 during the three months ended March 31, 2008.

SN STRATEGIES CORP.
(FORMERLY KLEAN KAST SOLUTIONS, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

9.	RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  The Company recorded total rent expense related to this arrangement totaling $0 and $300 for the three months ended March 31, 2008 and 2007, respectively.

From October 1, 2007, through March 31, 2008, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $3,000 for the three months ended March 31, 2008.

10.	DISCONTINUED OPERATIONS

In 2007, the Company abandoned its waterproof and protective cast cover business.  A loss on operations for this business has been reclassified and presented as a single line item in the statements of operations.

11.	SUBSEQUENT EVENT

On April 15, 2008, the Company entered into a promissory note agreement to obtain a loan for $13,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest shall be due and payable on demand.  The note shall accrue interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-Q for the three months ended March 31, 2008.

Liquidity and Capital Resources. We had cash of $163 and prepaid expense of $3,750 as of March 31, 2008, which equals $3,913, our total current assets as of that date. Our total assets of $31,413 as of March 31, 2008, included our current assets of $3,913, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Magic Cow, Inc.

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

On January 4, 2008, we entered into a convertible promissory note for $3,000 with one of our minority shareholders. The note bears interest of 10% and has a maturity date of January 1, 2009. The conversion price is $0.10 per share. On April 15, 2008, we entered into a promissory note agreement to obtain a loan for $13,000 from one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest shall be due and payable on demand.  The note shall accrue interest at the rate of 10% per annum.  We used those funds for working capital.

Our current liabilities were $45,570 as of March 31, 2008, which was represented by accounts payable of $41,770, income taxes payable of $800 and $3,000 represented by a convertible note payable.  We had no other liabilities and no long term commitments or contingencies as of March 31, 2008.

During 2008, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In July 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,025,000 shares of our issued and outstanding common stock.  On August 6, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Results of Operations.

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Revenues. We had revenues of $2,962 for the three months ended March 31, 2008, as compared to no revenues for the three months ended March 31, 2008.  Those revenues are related to services that we provide to a sales and marketing company. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2008, our total operating expenses were $30,121, as compared to $300 of total operating expenses for the three months ended March 31, 2007. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit and review of our financial statements and other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the three months ended March 31, 2008, we had legal and professional expenses of $21,782, dues and fees of $3,932, rent of $3,000 and general and administrative expenses of $1,461. In comparison, for the three months ended March 31, 2007, we had no legal and professional expenses, no dues and fees expenses, rent expenses of $300 and no general and administrative expenses.

Other Income.  For the three months ended March 31, 2008, we also had other expense of $73, which was interest from our convertible promissory note for $3,000 with one of our minority shareholders. We had no other income for the three months ended March 31, 2007.

Net Income or Loss.  For the three months ended March 31, 2008, our loss from continuing operations was $27,232, and after provision for income taxes of $800, our net loss was $28,032.  This is in comparison to the three months ended March 31, 2007, where our loss from continuing operations was $300, and after provision for income taxes of $800, our net loss was $1,100. The increase in our net loss for three months ended March 31, 2008, was due an increase in operating expenses between the two periods as a result of being a public company. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

We have cash of $163 as of March 31, 2008. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We hope we will be able to raise additional funds from some of our current shareholders now that we are eligible for quotation on the OTC Bulletin Board.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

SN Strategies Corp.,
a Nevada Corporation

May 14, 2008	By:	/s/ Michael Hawks
Michael Hawks
	Its:	Principal executive officer
Principal accounting officer
President, CEO, Secretary and a director