Form 10-Q
period 2008-09-30
SN Strategies Corp.
filed 2008-11-13
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-144888

SN Strategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 11, 2008, there were 2,876,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SN STRATEGIES CORP.
 (A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2008 (Unaudited)	December 31, 2007

Current assets
Cash	$2,402	$216
Prepaid expense	-	6,250

Total current assets	2,402	6,466

Other assets
Investment	27,500	27,500

Total assets	$29,902	$33,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$35,008	$20,091
Income taxes payable	800	-
Convertible note payable	3,000
Note payable, related party	23,500	-

Total current liabilities	62,308	20,091

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,876,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,876	2,876
Additional paid-in capital	91,281	91,281
Deficit accumulated during the development stage	(126,563)	(80,282)

Total stockholders’ equity (deficit)	(32,406)	13,875

Total liabilities and stockholders’ equity (deficit)	$29,902	$33,966

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
SEPTEMBER 30, 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (January 18, 2002) to September 30,
	2008	2007	2008	2007	2008

Net revenue	$8,150	$1,000	$16,911	$1,000	$22,205

Operating expenses
Legal and professional	7,343	19,015	34,571	31,750	81,012
Dues and fees	2,092	3,495	9,254	6,232	18,899
Rent	3,000	300	9,000	900	12,900
General and administrative	4,537	960	8,654	1,015	12,669

Total operating expenses	16,972	23,770	61,479	39,897	125,480

Other income (expense)
Interest income (expense), net	(489)	319	(913)	472	(288)

Loss from continuing operations before income taxes	(9,311)	(22,451)	(45,481)	(38,425)	(103,563)

Provision for income taxes	-	-	800	800	1,600

Loss from continuing operations	(9,311)	(22,451)	(46,281)	(39,225)	(105,163)

Discontinued operations	-	-	-	-	(21,400)

Net loss	$(9,311)	$(22,451)	$(46,281)	$(39,225)	$(126,563)

Net loss per common share from continuing operations – basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$-	$-	$(0.01)

Weighted average of common shares – basic and diluted	2,876,000	2,876,000	2,876,000	2,378,701	2,122,873

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
 (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

Balance, January 18, 2002	-	$-	$-	$-	$-

Issuance of founder shares for services, January 30, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	1,200,000	1,200	4,800	-	6,000

Issuance of common stock, November 1, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	751,000	751	36,799	-	37,550

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(8,889)	(8,889)

Balance, December 31, 2002 (Audited)	1,951,000	1,951	42,499	(8,889)	35,561

Distributions to shareholders	-	-	(32,750)	-	(32,750)

Additional paid-in capital in exchange for facilities provided by related party (2003-2006)	-	-	5,682	-	5,682

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
 (Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholder’s Equity (Deficit)

Net losses (2003-2006)	-	-	-	(12,511)	(12,511)

Balance, December 31, 2006 (Audited)	1,951,000	1,951	15,431	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	437,500	437	34,563	-	35,000

Issuance of common stock, May 31, 2007	218,750	219	17,281	-	17,500

Issuance of common stock, June 7, 2007	268,750	269	21,231	-	21,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Conversion of note receivable	-	-	1,875		1,875

Net loss	-	-	-	(58,882)	(58,882)

Balance, December 31, 2007 (Audited)	2,876,000	2,876	91,281	(80,282)	13,875

Net loss	-	-	-	(46,281)	(46,281)

Balance, September 30, 2008 (Unaudited)	2,876,000	$2,876	$91,281	$(126,563)	$(32,406)

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,		Inception (January 18, 2002) to September 30,

	2008	2007	2008

Cash flows from operating activities
Net loss	$(46,281)	$(39,225)	$(126,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	-
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	900	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	6,250	(8,750)	-
Increase in accounts payable and accrued expenses	14,917	9,367	35,008
Increase (decrease) in income taxes payable	800	(3,299)	800

Net cash used in operating activities	(24,314)	(41,007)	(78,155)

Cash flows from investing activities
Promissory note receivable	-	(25,000)	(25,000)
Increase in interest on note receivable	-	(472)	(625)

Net cash used in investing activities	-	(25,472)	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	74,000	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from note payable, related party	23,500	-	23,500
Proceeds from convertible note payable	3,000	-	3,000

Net cash provided by financing activities	26,500	74,000	106,182

Net (decrease) increase in cash	2,186	7,521	2,402

Cash, beginning of period	216	-	-

Cash, end of period	$2,402	$7,521	$2,402

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Inception (January 18, 2002) to September 30,

	2008	2007	2008

Supplemental disclosure of cash flow information
Income taxes paid	$-	$3,200	$4,000
Interest paid	$-	$-	$-
Conversion of note receivable and accrued interest into common stock of long term investment	$-	$-	$25,625
Gain on conversion of note receivable	$-	$-	$1,875

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

SN Strategies Corp. is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. For the nine months ended September 30, 2008, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s report on Form 10-KSB of SN Strategies Corp. for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

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

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (January 18, 2002) through September 30, 2008, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2008, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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
SEPTEMBER 30, 2008

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

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

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

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

2.         GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $126,563 from inception (January 18, 2002) through September 30, 2008.

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

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

3.         INVESTMENT (Continued)

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

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets Investment	$27,500	$-	$-	$27,500
	27,500	-	-	27,500
LLiabilities	$-	$-	$-	$-

The Company’s investment in Magic Cow, Inc. is classified within Level 3 of the fair value hierarchy because it is a privately held company with no market activity or quoted prices.

5.         ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2008.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

6.         CONVERTIBLE NOTE PAYABLE

On January 4, 2008, the Company entered into a convertible promissory note agreement to obtain a loan for $3,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest must be repaid by January 4, 2009.  The note shall accrue interest at the rate of 10% per annum. The note holder and the Company shall have the right from and after March 4, 2008, and until the maturity date, to convert all or any portion of the outstanding principal balance and any unpaid accrued interest into shares of the Company’s common stock on the basis of $0.10 per share. The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  Interest expense was $77 and $0 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $226 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

7.         NOTES PAYABLE, RELATED PARTY

On April 15, 2008, the Company entered into a promissory note agreement to obtain a loan for $13,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2008, the principal balance is $13,000 and accrued interest is $607. Interest expense was $332 and $0 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $607 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

On July 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $4,500 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2008, the principal balance is $4,500 and accrued interest is $79. Interest expense was $79 and $0 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $79 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

On September 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $6,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2008, the principal balance is $6,000 and accrued interest is $1. Interest expense was $1 and $0 for the three months ended September 30, 2008 and 2007, respectively.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

9.         PROVISION FOR INCOME TAXES

As of September 30, 2008, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of September 30, 2008, the Company had federal and state net operating loss carry forwards of approximately $124,000, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2008, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

Federal net operating loss (at 25%)	$31,000
State net operating loss (at 8.84%)	11,000

42,000
Less: valuation allowance	(42,000)

Net deferred tax assets	$-

The Company’s valuation allowance increased by approximately $19,900 during the nine months ended September 30, 2008.

10.       RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  The Company recorded total rent expense related to this arrangement totaling $0 and $900 for the nine months ended September 30, 2008 and 2007, respectively.

From October 1, 2007, through September 30, 2008, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $9,000 for the nine months ended September 30, 2008.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

11.       CONCENTRATION OF CREDIT RISK

For the nine months ended September 30, 2008, the Company transacted its business with one customer which accounted for 100% of total revenues.    Total revenues from this customer were $16,911 for the nine months ended September 30, 2008.  Total accounts receivable due from this customer at September 30, 2008 were $-0-.

12.       DISCONTINUED OPERATIONS

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-Q for the three months ended September 30, 2008.

Liquidity and Capital Resources. We had cash of $2,402 as of September 30, 2008, which equals our total current assets as of that date. Our total assets of $29,902 as of September 30, 2008, included our current assets of $2,402, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Magic Cow, Inc.

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

Our current liabilities were $62,308 as of September 30, 2008, which was represented by accounts payable of $35,008, income taxes payable of $800, $3,000 represented by a convertible note payable and $23,500 of note payable to the related party.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2008.

During 2009, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In July 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,025,000 shares of our issued and outstanding common stock.  On August 6, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Results of Operations.

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Revenues. We had revenues of $8,150 for the three months ended September 30, 2008, as compared to  revenues of $1,000 for the three months ended September 30, 2008.  Those revenues are related to services that we provide to a sales and marketing company and increased for the current period as compared to the year-ago period because we have expanded our operations. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended September 30, 2008, our total operating expenses were $16,972, as compared to $23,770 of total operating expenses for the three months ended September 30, 2007. For the three months ended September 30, 2008, we had legal and professional expenses of $7,343, dues and fees of $2,092, rent of $3,000 and general and administrative expenses of $4,537. In comparison, for the three months ended September 30, 2007, we had legal and professional expenses of $19,015, dues and fees expenses of $3,495, rent expenses of $300 and general and administrative expenses of $960. A significant portion of our total operating expenses is legal and professional fees, which is attributed to the legal expenses and accounting expenses related to the audit and review of our financial statements and other expenses related to being a public company. These expenses decreased as compared to the prior year-ago period since last year we were preparing to file our registration statement. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income.  For the three months ended September 30, 2008, we also had other expense of $489, which was interest from the convertible promissory note for $3,000 with one of our minority shareholders and the notes payable to our major shareholder. We had other income of $319 for the three months ended September 30, 2007, all of which was represented by our note from Fliva, Inc.

Net Income or Loss.  For the three months ended September 30, 2008, our net loss was $9,311.  This is in comparison to the three months ended September 30, 2007, where our net loss was $22,451. The decrease in our net loss for three months ended September 30, 2008, was due to the fact that we generated revenues during the period as compared revenues of $1,000 during the three months September 30, 2007. We expect to continue to incur net losses for the foreseeable future and until we generate more significant revenues.

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Revenues. We had revenues of $16,911 for the nine months ended September 30, 2008, as compared to revenues of $1,000 for the nine months ended September 30, 2008.  Those revenues have increased because we have provided more services that we provide to a sales and marketing company. We hope to generate more significant revenues as we continue operations and implement our business plan.

Operating Expenses. For the nine months ended September 30, 2008, our total operating expenses were $61,479, as compared to $39,897 of total operating expenses for the nine months ended September 30, 2007. The increase in total operating expenses is primarily due to the increase in rent and general administrative expenses, which were higher in the current period because of the increased expenses attributable to expanding our operations. We expect that we will continue to incur these expenses as we expand our operations and also to incur significant legal and accounting expenses related to being a public company. For the nine months ended September 30, 2008, we had legal and professional expenses of $34,571, dues and fees of $9,254, rent of $9,000 and general and administrative expenses of $8,654. In comparison, for the nine months ended September 30, 2007, we had legal and professional expenses of $31,750, dues and fees expenses of $6,232, rent expenses of $900 and general and administrative expenses of $1,015.

Other Income.  For the nine months ended September 30, 2008, we also had other expense of $913, which was interest from the convertible promissory note with one of our minority shareholders and the notes payable to our major shareholder. We had other income of $472 for the three months ended September 30, 2007, all of which was represented by our note from Fliva, Inc.

Net Income or Loss.  For the nine months ended September 30, 2008, our loss from continuing operations was $45,481, and after provision for income taxes of $800, our net loss was $46,281.  This is in comparison to the nine months ended September 30, 2007, where our loss from continuing operations was $38,425, and after provision for income taxes of $800, our net loss was $39,225. The increase in our net loss for nine months ended September 30, 2008, was due an increase in operating expenses between the two periods as a result of being a public company. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

We have cash of $2,402 as of September 30, 2008. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We hope we will be able to raise additional funds from some of our current shareholders now that we are eligible for quotation on the OTC Bulletin Board.

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity. If we are unable to raise cash, we may be required to cease our operations. Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

SN Strategies Corp.,
a Nevada corporation

November 13, 2008	By:	/s/ Michael Hawks
Michael Hawks
	Its:	Principal executive officer
Principal accounting officer
President, CEO, Secretary and a director