Form 10-K
period 2008-12-31
SN Strategies Corp.
filed 2009-03-31
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from     to
Commission File Number: 333-144888

SN Strategies Corp.

 (Exact name of registrant as specified in its charter)
Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1077 Balboa Avenue, Laguna Beach, California	92651
(Address of principal executive offices)	(Zip Code)
(714) 651-8000
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $0.08 per share, the last price at which the common equity was sold by the registrant as of that date, was $115,600.

As of March 27, 2009, there were 2,876,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business.

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

Over the last six months, part of our growth strategy has been to seek acquisitions of other companies or businesses that are operating in a similar space. On December 31, 2008, we signed a term sheet pursuant to which we to agreed to enter into a definitive merger agreement with Visual Network Design Inc. (“VND”). Under the proposed terms, VND would merge with us, or a wholly owned subsidiary to be formed, whereby, upon effectiveness of the merger, the stockholders of VND would hold approximately 92% of our outstanding shares of capital stock and our current stockholders would own approximately 8% of our outstanding shares of capital stock. The term sheet provides, among other things, that the definitive merger agreement will be signed within 20 days of the execution of the term sheet. The Registrant and VND agreed that, during such 20-day period, each would deal exclusively with the other with respect to any merger, sale or acquisition involving either party and would not solicit or entertain offers or inquiries from other persons or entities or provide information to, or participate in, any discussions or negotiations with any persons or entities with respect to any proposed transaction.  The definitive agreements are to include customary closing conditions satisfactory to the parties and their respective counsel, including the following:  (i) consummation of all required definitive instruments and agreements; (ii) obtaining all necessary board, stockholder and third party consents; and (iii) satisfactory completion by the parties of all necessary technical and legal due diligence.

The proposed merger is pending and we have not entered into any definitive merger agreement with VND. The material terms of the definitive agreements are yet to be fully negotiated and drafted. We cannot guaranty that we will enter into a definitive merger agreement or that the merger transaction with VND will be completed. If we do not complete the merger transaction discussed herein, we will look for another merger or acquisition target. We also intend to continue our current business until such time as a merger is completed.

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

Strategic Alliance with Fliva, Inc. In May 2007, we entered into a strategic alliance with Fliva, Inc. a social networking company which we believe will assist us in the development of our business as they have access to experienced developers and an already established user-base.  Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc.  During 2008, Magic Cow, Inc. changed its name to Adisn, Inc. We believe that the relationship with Fliva and Adisn, Inc. will assist us in the development of our products because the management and development teams are very experienced in the internet industry.

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

Employees.  As of March 27, 2009, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements.

Our Facilities.  Our offices are located at 1077 Balboa Avenue, Laguna Beach, California 92651. We believe that our facilities are adequate for our needs.

Item 1A. Risk Factors.

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

As of December 31, 2008, our net loss since inception was $136,277. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are a development stage company, we have very limited revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have generated limited revenues, and we cannot guaranty that any significant revenues will be generated. The success of our business operations will depend upon our ability to develop our products and market those products to the online communities. We are not able to predict whether we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable profitable operations, then our business will fail.

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

We hope to generate revenue from advertising, and the reduction in spending by, or loss of, advertisers could seriously harm our ability to generate revenues.

We hope to generate revenues from advertisers. If we are unable provide value to potential advertisers, we may not be able to sell any ad space, which would negatively impact our revenues and business. In addition, we expect that advertisers will be able terminate their contracts with us at any time. We may encounter difficulty collecting from our advertisers because we are a very small company with limited resources to collect outstanding balances.

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

We may not be able to sustain or grow our business unless we keep up with changes in technology and consumer tastes.

The Internet and electronic commerce industries are characterized by:

·	rapidly changing technology;
·	evolving industry standards and practices that could render our website and proprietary technology obsolete;
·	changes in consumer tastes and user demands;
·	challenges, such as “click fraud,” that cast doubt on otherwise legitimate activities and practices; and
·	frequent introductions of new services or products that embody new technologies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2008 and 2007, we held no real property. We do not presently own any interests in real estate.

Our Facilities.  Our offices are located at 1077 Balboa Avenue, Laguna Beach, California 92651. From our inception through September 30, 2007, we utilized office space of our officer and stockholder at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  From October 1, 2007, through December 31, 2008, we utilized office space of our officer and stockholder in exchange for $1,000 per month.  We recorded total rent expense of $12,000 and $3,900 for the years ended December 31, 2008 and 2007, respectively.  We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In January 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “SNGI”. As of March 27, 2009, no shares of our common stock have traded.

Reports to Security Holders. We filed annual, quarterly and current reports with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

As of March 27, 2009, there were 43 record holders of our common stock.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We registered for sale 1,025,000 shares of common stock held by our shareholders in our registration Statement on Form SB-2, which was declared effective by the SEC on August 6, 2007.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2008, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

·	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
·
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

·	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
·	a toll-free telephone number for inquiries on disciplinary actions;
·	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
·	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

·	the bid and offer quotations for the penny stock;
·	the compensation of the broker-dealer and its salesperson in the transaction;
·	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
·	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008.

For the year ended December 31, 2008 compared to the year ended December 31, 2007.

Results of Operations

Revenues. We had revenues of $22,574 for the year ended December 31, 2008, as compared to revenues of $5,294 for the year ended December 31, 2007.  Those revenues are related to services that we provide to a sales and marketing company. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the year ended December 31, 2008, our total operating expenses were $76,129, as compared to $64,001 of total operating expenses for the year ended December 31, 2007. The increase in total operating expenses is primarily due to the increase in rent and general and administrative expenses. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the year ended December 31, 2008, we had legal and professional expenses of $41,944, dues and fees of $9,254, rent of $12,000 and general and administrative expenses of $12,931. In comparison, for the year ended December 31, 2007, we had legal and professional expenses of $46,441, dues and fees of $9,645, rent of $3,900 and general and administrative expenses of $4,015.

Other Expense/Income.  For the year ended December 31, 2008, we had other expense of $1,590, which was interest expense from the convertible promissory note we have with our shareholder.  For the year ended December 31, 2007, we had other income of $625, which was interest income from the convertible promissory note with Fliva, Inc.

Net Income or Loss.  For the year ended December 31, 2008, our net loss was $55,945, as compared to the year ended December 31, 2007, where our net loss was $58,882. The small decrease in our net loss for year ended December 31, 2008, was primarily due the increase in revenues between the two periods. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $788 as of December 31, 2008, which equals $788, our total current assets as of that date, as compared to cash of $216 and prepaid expense of $6,250 as of December 31, 2007.  Our total assets of $28,288 as of December 31, 2008, included our current assets of $6,250, and other assets which are comprised of an investment of $27,500. Our total assets of $33,966 as of December 31, 2007, included our current assets of $6,466, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Adisn, Inc.

From May to June 2007, we raised $74,000 in a private placement in exchange for 925,000 shares of our common stock. We used a significant portion of those proceeds for the loan to Fliva, Inc. Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc. During 2008, Magic Cow, Inc. changed its name to Adisn, Inc. We believe that the relationship with Fliva and Adisn, Inc. will assist us in the development of our products because the management and development teams are very experienced in the internet industry.

On January 4, 2008, we entered into a convertible promissory note for $3,000 with one of our minority shareholders. The note bears interest of 10% and had a maturity date of January 1, 2009. The conversion price is $0.10 per share.

In May 2008, the original note holder assigned all rights, title and interest of the convertible note payable.  In February 2009, the maturity date of this note was extended to January 4, 2010.

On April 15, 2008, we entered into a promissory note agreement to obtain a loan for $13,000 from one of our principal shareholders. On July 29, 2008, we entered into a promissory note agreement to obtain a loan for $4,500 from the same principal shareholder. On September 29, 2008, we entered into a promissory note agreement to obtain a loan for $6,000 from the same principal shareholder. On January 16, 2009, we entered into a promissory note agreement to obtain a loan for $4,625 from the same principal shareholder.  Under the terms of those promissory note agreements, the principal and any unpaid accrued interest shall be due and payable on demand.  The notes accrue interest at the rate of 10% per annum.  We used those funds for working capital.

Our current liabilities were $70,358 as of December 31, 2008, which was represented by accounts payable of $43,058, income taxes payable of $800, convertible note payable of $3,000 and notes payable of $23,500. By comparison, we current liabilities of $20,091 as of December 31, 2007, all of which was represented by accounts payable of $20,091.  We had no other liabilities and no long term commitments or contingencies as of December 31, 2008.

During 2008, we incurred significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than those anticipated increases in legal and accounting costs as well as legal costs in connection with our proposed merger with VND, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In July 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,025,000 shares of our issued and outstanding common stock.  On August 6, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Our Plan of Operation for the Next Twelve Months.  Over the last six months, part of our growth strategy has been to seek acquisitions of other companies or businesses that are operating in a similar space. On December 31, 2008, we signed a term sheet pursuant to which we to agreed to enter into a definitive merger agreement with Visual Network Design Inc. (“VND”). Under the proposed terms, VND would merge with us, or a wholly owned subsidiary to be formed, whereby, upon effectiveness of the merger, the stockholders of VND would hold approximately 92% of our outstanding shares of capital stock and our current stockholders would own approximately 8% of our outstanding shares of capital stock. The term sheet provides, among other things, that the definitive merger agreement will be signed within 20 days of the execution of the term sheet. The Registrant and VND agreed that, during such 20-day period, each would deal exclusively with the other with respect to any merger, sale or acquisition involving either party and would not solicit or entertain offers or inquiries from other persons or entities or provide information to, or participate in, any discussions or negotiations with any persons or entities with respect to any proposed transaction.  The definitive agreements are to include customary closing conditions satisfactory to the parties and their respective counsel, including the following:  (i) consummation of all required definitive instruments and agreements; (ii) obtaining all necessary board, stockholder and third party consents; and (iii) satisfactory completion by the parties of all necessary technical and legal due diligence.

The proposed merger is pending and we have not entered into any definitive merger agreement with VND. The material terms of the definitive agreements are yet to be fully negotiated and drafted. We cannot guaranty that we will enter into a definitive merger agreement or that the merger transaction with VND will be completed. If we do not complete the merger transaction discussed herein, we will look for another merger or acquisition target. During the next thirty days, our primary objective is to complete the proposed merger with VND. However, we also intend to continue our current business until such time as a merger is completed.

To effectuate our current business plan and continue operations during the next twelve months, we need to raise additional funds. During the next three to six months, our primary objective is to begin several blogs which provide commentary on the dining and entertainment in various cities and geographic areas. We believe that we will need to spend approximately $10,000 to start blogs in several cities and geographic areas. Part of our business strategy is to pay bloggers with shares of our common stock and/or stock options pursuant to a stock option plan. Therefore, we believe that our ability to entice potential new bloggers to work for us is greatly enhanced now that our common stock is eligible for quotation on the OTC Bulletin Board. We believe that we will access to developers who can help us develop our widgets and blogs.  We also intend to look for opportunities to work with other companies that will assist us in our development.

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

We have cash of $788 as of December 31, 2008. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SN Strategies Corp.
Laguna Beach, California

We have audited the accompanying balance sheets of SN Strategies Corp. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (January 18, 2002) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SN Strategies Corp. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for the period from inception (January 18, 2002) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

Irvine, California
March 23, 2009

SN STRATEGIES CORP.
 (A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

Current assets
Cash	$788	$216
Prepaid expense	-	6,250

Total current assets	788	6,466

Other assets
Investment	27,500	27,500

Total assets	$28,288	$33,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$43,058	$20,091
Income taxes payable	800	-
Convertible note payable	3,000	-
Notes payable, related party	23,500	-

Total current liabilities	70,358	20,091

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,876,000 shares issued and outstanding at December 31, 2008 and 2007	2,876	2,876
Additional paid-in capital	91,281	91,281
Deficit accumulated during the development stage	(136,227)	(80,282)

Total stockholders’ equity (deficit)	(42,070)	13,875

Total liabilities and stockholders’ equity (deficit)	$28,288	$33,966

See accompanying notes to financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended December 31,		Inception (January 18, 2002) to
			December 31,
	2008	2007	2008

Net revenue	$22,574	$5,294	$27,868

Operating expenses
Legal and professional	41,944	46,441	88,385
Dues and fees	9,254	9,645	18,899
Rent	12,000	3,900	15,900
General and administrative	12,931	4,015	16,946

Total operating expenses	76,129	64,001	140,130

Other income (expense)
Interest income (expense), net	(1,590)	625	(965)

Loss from continuing operations before income taxes	(55,145)	(58,082)	(113,227)

Provision for income taxes	800	800	1,600

Loss from continuing operations	(55,945)	(58,882)	(114,827)

Discontinued operations	-	-	(21,400)

Net loss	$(55,945)	$(58,882)	$(136,227)

Net loss per common share from continuing operations – basic and diluted	$(0.02)	$(0.02)	$(0.07)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$(0.01)

Weighted average of common shares – basic and diluted	2,876,000	2,506,291	2,073,241

See accompanying notes to financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH DECEMBER 31, 2008

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 18, 2002	-	$-	$-	$-	$-

Issuance of founder shares for services, January 30, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	1,200,000	1,200	4,800	-	6,000

Issuance of common stock, November 1, 2002, retroactively stated for 1:5 reverse stock split on April 22, 2007	751,000	751	36,799	-	37,550

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(8,889)	(8,889)

Balance, December 31, 2002	1,951,000	1,951	42,499	(8,889)	35,561

Distributions to shareholders	-	-	(32,750)	-	(32,750)

Additional paid-in capital in exchange for facilities provided by related party (2003-2006)	-	-	5,682	-	5,682

Net losses (2003-2006)	-	-	-	(12,511)	(12,511)

Balance, December 31, 2006	1,951,000	1,951	15,431	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	437,500	437	34,563	-	35,000

Issuance of common stock, May 31, 2007	218,750	219	17,281	-	17,500

Issuance of common stock, June 7, 2007	268,750	269	21,231	-	21,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Conversion of note receivable	-	-	1,875	-	1,875

Net loss	-	-	-	(58,882)	(58,882)

See accompanying notes to financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH DECEMBER 31, 2008

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit AccumulatedDuring Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2007	2,876,000	2,876	91,281	(80,282)	13,875

Net loss	-	-	-	(55,945)	(55,945)

Balance, December 31, 2008	2,876,000	$2,876	$91,281	$(136,227)	$(42,070)

See accompanying notes to financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception (January 18, 2002) to
			December 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(55,945)	$(58,882)	$(136,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	900	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	6,250	(6,250)	-
Increase in accounts payable and accrued expenses	22,967	19,372	43,058
Increase in income taxes payable	800	(3,299)	800

Net cash used in operating activities	(25,928)	(48,159)	(79,769)

Cash flows from investing activities
Promissory note receivable	-	(25,000)	(25,000)
Increase in interest on note receivable	-	(625)	(625)

Net cash used in investing activities	-	(25,625)	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	74,000	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from convertible note payable	3,000	-	3,000
Proceeds from notes payable, related party	23,500	-	23,500

Net cash provided by financing activities	26,500	74,000	106,182

Net (decrease) increase in cash	572	216	788

Cash, beginning of period	216	-	-

Cash, end of period	$788	$216	$788

See accompanying notes to financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception (January 18, 2002) to
			December 31,
	2008	2007	2008

Supplemental disclosure of cash flow information
Income taxes paid	$800	$3,200	$4,000
Interest paid	$-	$-	$-
Conversion of note receivable and accrued
interest into common stock of long term investment	$-	$25,625	$25,625
Gain on conversion	$-	$1,875	$1,875

See accompanying notes to financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

SN Strategies Corp. is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. For the year ended December 31, 2008, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

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

Investments

We account for our investments in equity securities with readily determinable fair values that are not accounted for under the equity method of accounting under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Restricted securities are valued at the quoted market bid price and discounted for the required holding period until the securities can be liquidated. We classify our marketable securities as available-for-sale under SFAS 115. The specific identification method is used to determine the cost basis of securities disposed of. Available-for-sale securities with quoted market prices are adjusted to their fair value. Any change in fair value during the period is excluded from earnings and recorded, net of tax, as a component of accumulated other comprehensive income (loss). Any decline in value of available-for-sale securities below cost that is considered to be “other than temporary” is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment loss.

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

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (January 18, 2002) through December 31, 2008, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2008, the Company had a debt instrument outstanding that could be converted into 33,025 shares of common stock.  These shares are anti-dilutive.

Issuances Involving Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered or occupancy costs by officers and have been valued at the estimated value of the services rendered or costs incurred.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  This statement was effective for the Company on November 15, 2008 and did not have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP FASB Interpretation No. 46(R)-8 (FSP FIN 46(R)-8), Disclosures about Variable Interest Entities (VIEs).  FSP FIN 46(R)-8 requires enhanced disclosures about a company’s involvement in VIEs. The enhanced disclosures required by this FSP are intended to provide users of financial statements with an greater understanding of: (1) the significant judgments and assumptions made by a company in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE; (2) the nature of restrictions on a consolidated VIEs assets reported by a company in its statement of financial position, including the carrying amounts of such assets; (3) the nature of, and changes in, the risks associated with a company’s involvement with a VIE; (4) how a company’s involvement with a VIE affects the company’s financial position, financial performance, and cash flows. This FSP was effective for the Company on December 31, 2008 and did not have a material impact on the Company’s financial statements.

2.         GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $136,227 from inception (January 18, 2002) through December 31, 2008.

The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt or equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.         INVESTMENT

On May 18, 2007, the Company extended a $25,000 loan to Fliva, Inc. (Fliva) in exchange for a convertible promissory note and a warrant agreement.  Under the terms of the convertible promissory note agreement, the note accrued interest at 5% per annum and matures on May 18, 2009.  The note could be converted into Fliva’s common stock upon default or upon certain other conditions.  Under the terms of the warrant agreement, the Company has the right to purchase 62,500 shares of Fliva’s common stock at $0.04 per share upon certain triggering events.  The warrant agreement expires upon the earlier of the warrant execution or May 18, 2011.

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

On November 12, 2007, the Company exchanged its 687,500 shares of Fliva’s common stock for 201,343 shares of common stock of Magic Cow, Inc. pursuant to a Share Exchange Agreement between Fliva and Magic Cow, Inc.  During 2008, Magic Cow, Inc. changed its name to Adisn, Inc.

The Company currently holds less than 10% of Adisn, Inc. which approximates the Company’s pro rata share of their underlying value. It is not practicable to estimate the fair value of the Company’s investment in the common stock of this entity other than by its original cost because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amount was not impaired as of December 30, 2008 and 2007, respectively.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007:

		December 31, 2008		December 31, 2007
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$788	$788	$216	$216
Prepaid expenses	3	-	-	6,250	6,250
Investment	3	27,500	27,500	27,500	27,500
Liabilities
Accounts payable and accrued expenses	3	43,858	43,858	20,091	20,091
Convertible note	2	3,000	3,000	-	-
Related party notes	3	23,500	23,500	-	-

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Option

On January 1, 2008, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

5.        ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2008.

6.         CONVERTIBLE NOTE PAYABLE

On January 4, 2008, the Company entered into a convertible promissory note agreement to obtain a loan for $3,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest must be repaid by January 4, 2009 (see Note12).  The note accrues interest at the rate of 10% per annum. The note holder and the Company shall have the right from and after March 4, 2008, and until the maturity date, to convert all or any portion of the outstanding principal balance and any unpaid accrued interest into shares of the Company’s common stock on the basis of $0.10 per share.

The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  Interest expense was $303 and $0 for the years ended December 31, 2008 and 2007, respectively.

In May 2008, the original note holder assigned all rights, title and interest of the convertible note payable.  In February 2009, the maturity date of this note was extended to January 4, 2010.

7.         NOTES PAYABLE, RELATED PARTY

On April 15, 2008, the Company entered into a promissory note agreement to obtain a loan for $13,000 with a stockholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At December 31, 2008, the principal balance is $13,000 and accrued interest is $939. Interest expense was $939 and $0 for the years ended December 31, 2008 and 2007, respectively.

On July 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $4,500 with a stockholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At December 31, 2008, the principal balance is $4,500 and accrued interest is $194. Interest expense was $194 and $0 for the years ended December 31, 2008 and 2007, respectively.

On September 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $6,000 with a stockholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At December 31, 2008, the principal balance is $6,000 and accrued interest is $155. Interest expense was $155 and $0 for the years ended December 31, 2008 and 2007, respectively.

8.         COMMON STOCK TRANSACTIONS

In January 2002, the Company issued 6,000,000 shares of its common stock to its founders in exchange for reimbursement of organizational costs and related expenses.  The value of such costs and related expenses totaled $6,000.

In November 2002, the Company performed a private placement and issued 3,755,000 shares of common stock at $0.01 per share for an aggregate total of $37,550.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

8.          COMMON STOCK TRANSACTIONS (Continued)

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

9.         PROVISION FOR INCOME TAXES

As of December 31, 2008, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $132,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2008 and 2007, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

	2008	2007
Federal net operating loss (at 25% and 19% respectively)	$33,000	$15,000
State net operating loss (at 8.84%)	11,700	7,100
	44,700	22,100
Less: valuation allowance	(44,700)	(22,100)

	$-	$-

The Company’s valuation allowance increased by approximately $22,600 and $21,385 for the years ended December 31, 2008 and 2007, respectively.

10.       RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  The Company recorded total rent expense related to this arrangement totaling $0 and $900 for the years ended December 31, 2008 and 2007, respectively.

From October 1, 2007, through December 31, 2008, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $12,000 for the year ended December 31, 2008.

11.       DISCONTINUED OPERATIONS

In 2007, the Company abandoned its waterproof and protective cast cover business.  A loss on operations for this business has been reclassified and presented as a single line item in the statements of operations.

12.       CONCENTRATION OF CREDIT RISK

During 2008, the Company transacted its business with one customer which accounted for 100% of total revenues.  Total revenues from this customer were $22,574 and $-0- for the years-ended December 31, 2008 and 2007, respectively.  Total accounts receivable due from this customer at December 31, 2008 and 2007 were $-0-.

13.       SUBSEQUENT EVENTS

Convertible Note Payable

On February 3, 2009, the Company amended the convertible note payable and extended the due date to January 4, 2010.

Note Payable, Related Party

On January 16, 2009, the Company entered into a promissory note agreement to obtain a loan for $4,625 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.

Reverse Merger

On December 31, 2008, the Company signed a term sheet pursuant to which the Company to agreed to enter into a definitive merger agreement with Visual Network Design Inc. (“VND”).

Under the proposed terms, VND would merge with the Company, or its wholly owned subsidiary to be formed, whereby, upon effectiveness of the merger, the stockholders of VND would hold approximately 92% of the outstanding shares of capital stock of the Company and the stockholders of the Company would own approximately 8% of the outstanding shares of capital stock of the Company. The term sheet provides, among other things, that the definitive merger agreement will be signed within 20 days of the execution of the term sheet. The definitive agreements are to include customary closing conditions satisfactory to the parties and their respective counsel, including the following:  (i) consummation of all required definitive instruments and agreements; (ii) obtaining all necessary board, stockholder and third party consents; and (iii) satisfactory completion by the parties of all necessary technical and legal due diligence.

The proposed merger is pending and the Company has not entered into any definitive merger agreement with VND. The material terms of the definitive agreements are yet to be fully negotiated and drafted. The Company cannot guaranty that it will enter into a definitive merger agreement or that the merger transaction with VND will be completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria, due to the following:

·
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officers and director.

Name	Age	Position
Michael Hawks	36	President, Secretary, Chief Financial Officer and Director
Eric Kennedy	34	Director

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 1077 Balboa Avenue,  Laguna Beach, CA 92651. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Compensation Committee. The board of directors has no compensation committee.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2008 and 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks President, Secretary, CFO	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Eric Kennedy, Former Officer	2006	0	0	0	0	0	0	0	0
Chris Destefano, Former Officer	2006	0	0	0	0	0	0	0	0

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

Long-Term Incentive Plans. As of December 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks	0	0	0	0	0	0	0
Eric Kennedy	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 24, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael Hawks 1077 Balboa Avenue Laguna Beach, CA 92651	410,000 shares(1), President, Secretary, CFO and director	14.26%
Common Stock	Eric Kennedy 1077 Balboa Avenue Laguna Beach, CA 92651	21,000 shares, director	0.7%
Common Stock	Cake Ventures LLC (2) 500 Newport Center Drive, Suite 950 Newport Beach, California 92660	1,000,000 shares	34.8%
Common Stock	John. G. Obrey 21145 Felipa Rd. Yorba Linda, CA 92887	200,000 shares	6.95%
Common Stock	All directors and named executive officers as a group	431,000 shares	14.96%
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

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

From our inception through September 30, 2007, we utilized office space of our officer and stockholder at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  From October 1, 2007, through December 31, 2008, we utilized office space of our officer and stockholder in exchange for $1,000 per month.  We recorded total rent expense of $12,000 and $3,900 for the years ended December 31, 2008 and 2007, respectively.  There is no written agreement for this transaction.

In May 2007, we entered into a strategic relationship with Fliva, Inc.  Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc.  Minority shareholders of Magic Cow, Inc. are members of Cake Ventures LLC, one of our principal shareholders. During 2008, Magic Cow, Inc. changed its name to Adisn, Inc.

On January 4, 2008, we entered into a convertible promissory note for $3,000 with one of our minority shareholders. The note bears interest of 10% and has a maturity date of January 1, 2009. The conversion price is $0.10 per share. In May 2008, the original note holder assigned all rights, title and interest of the convertible note payable.  In February 2009, the maturity date of this note was extended to January 4, 2010.

On April 15, 2008, we entered into a promissory note agreement to obtain a loan for $13,000 from one of our principal shareholders. On July 29, 2008, we entered into a promissory note agreement to obtain a loan for $4,500 from the same principal shareholder. On September 29, 2008, we entered into a promissory note agreement to obtain a loan for $6,000 from the same principal shareholder. On January 16, 2009, we entered into a promissory note agreement to obtain a loan for $4,625 from the same principal shareholder.  Under the terms of those promissory note agreements, the principal and any unpaid accrued interest shall be due and payable on demand.  The notes accrue interest at the rate of 10% per annum. We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

·	disclose such transactions in prospectuses where required;
·	disclose in any and all filings with the Securities and Exchange Commission, where required;
·	obtain disinterested directors consent; and
·	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $23,837 and $20,015, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2008 and 2007, respectively we were billed a total of $3,938 and $5,200 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2008 and December 31, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $719 and $2,760, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.     Description

3.1                   Amended and Restated Articles of Incorporation*
3.2                   Bylaws*
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*   Incorporated by reference to our registration statement on Form SB-2 filed on July 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SN Strategies Corp., a Nevada Corporation

March 30, 2009	By:	/s/ Michael Hawks
Michael Hawks
	Its:	President, Secretary, Treasurer and a director
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Hawks	March 30, 2009
Michael Hawks
President, Secretary, Treasurer and a director (Principal Executive Offier and Principal Financial and Accounting Officer)

/s/ Eric Kennedy	March 30, 2009
Eric Kennedy
director