Form 10-Q
period 2009-03-31
SN Strategies Corp.
filed 2009-05-15
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-144888

SN Strategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1077 Balboa Avenue, Laguna Beach, California 92651
(Address of principal executive offices)

(714) 651-8000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         ☒Yes  ☐No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                        ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 14, 2009, there were 2,876,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SN STRATEGIES CORP.
 (A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2009 (Unaudited)	December 31, 2008

Current assets
Cash	$1,023	$788
Prepaid expense	-	-

Total current assets	1,023	788

Other assets
Investment	27,500	27,500

Total assets	$28,523	$28,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$52,933	$43,058
Income taxes payable	1,600	800
Convertible note payable	3,000	3,000
Notes payable, related party	28,125	23,500

Total current liabilities	85,658	70,358

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,876,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,876	2,876
Additional paid-in capital	91,281	91,281
Deficit accumulated during the development stage	(151,292)	(136,227)

Total stockholders’ equity (deficit)	(57,135)	(42,070)

Total liabilities and stockholders’ equity (deficit)	$28,523	$28,288

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Inception (January 18, 2002) to
			March 31,
	2009	2008	2009

Net revenue	$5,419	$2,962	$33,287

Operating expenses
Legal and professional	12,740	21,728	101,125
Dues and fees	18	3,932	18,917
Rent	3,000	3,000	18,900
General and administrative	3,166	1,461	20,112

Total operating expenses	18,924	30,121	159,054

Other income (expense)
Interest income (expense), net	(760)	(73)	(1,725)

Loss from continuing operations before income taxes	(14,265)	(27,232)	(127,492)

Provision for income taxes	800	800	2,400

Loss from continuing operations	(15,065)	(28,032)	(129,892)

Discontinued operations	-	-	(21,400)

Net loss	$(15,065)	$(28,032)	$(151,292)

Net loss per common share from continuing operations – basic and diluted	$(0.01)	$(0.01)	$(0.06)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$(0.01)

Weighted average of common shares – basic and diluted	2,876,000	2,876,000	2,100,722

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2009

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

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2009

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Net loss	-	-	-	(3,273)	(3,273)

Balance, December 31, 2003	1,951,000	$1,951	$10,949	$(12,162)	$738

Additional paid-in capital contributed by related party	-	-	832	-	832

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(3,889)	(3,889)

Balance, December 31, 2004	1,951,000	1,951	12,981	(16,051)	(1,119)

Additional paid-in capital contributed by related party	-	-	50	-	50

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	$-	$-	$(2,440)	$(2,440)

Additional paid-in capital in exchange for facilities provided by related party	-	$-	$1,200	$-	$1,200

Net loss	-	-	-	(2,909)	(2,909)

Balance, December 31, 2006 (audited)	1,951,000	1,951	15,431	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	437,500	437	34,563	-	35,000

Issuance of common stock, May 31, 2007	218,750	219	17,281	-	17,500

Issuance of common stock, June 7, 2007	268,750	269	21,231	-	21,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Conversion of note receivable	-	-	1,875		1,875

Net loss	-	-	-	(58,882)	(58,882)

Balance, December 31, 2007 (audited)	2,876,000	$2,876	$91,281	$(80,282)	$13,875

Net loss	-	$-	$-	$(55,945)	$(55,945)

Balance, December 31, 2008 (audited)	2,876,000	2,876	91,281	(136,227)	(42,070)

Net loss	-	-	-	(15,065)	(15,065)

Balance, March 31, 2009 (unaudited)	2,876,000	$2,876	$91,281	$(151,292)	$(57,135)

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Three Months Ended March 31,		(January 18, 2002) to
			March 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(15,065)	$(28,032)	$(151,292)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	-	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	-	2,500	-
Increase in accounts payable and accrued expenses	9,875	21,679	52,933
Increase in income taxes payable	800	800	1,600

Net cash used in operating activities	(4,390)	(3,053)	(84,159)

Cash flows from investing activities
Promissory note receivable	-	-	(25,000)
Increase in interest on note receivable	-	-	(625)

Net cash used in investing activities	-	-	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from notes payable, related party	4,625	-	28,125
Proceeds from convertible note payable	-	3,000	3,000

Net cash provided by financing activities	4,625	3,000	110,807

Net (decrease) increase in cash	235	(53)	1,023

Cash, beginning of period	788	216	-

Cash, end of period	$1,023	$163	$1,023

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$4,000
Interest paid	$-	$-	$-
Conversion of note receivable and accrued
interest into common stock of long term investment	$-	$-	$25,625
Gain on conversion	$-	$-	$1,875

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

SN Strategies Corp. is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. For the three months ended March 31, 2009, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s report on Form 10-K of SN Strategies Corp. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s report on Form 10-K.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $151,292 from inception (January 18, 2002) through March 31, 2009.  The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt or equity financing may be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

		March 31, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$1,023	$1,023	$788	$788
Investment	3	27,500	27,500	27,500	27,500
Liabilities
Accounts payable and accrued expenses	3	54,533	54,533	43,858	43,858
Convertible note	2	3,000	3,000	3,000	3,000
Related party notes	3	28,125	28,125	23,500	23,500

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

4.         CONVERTIBLE NOTE PAYABLE

On January 4, 2008, the Company entered into a convertible promissory note agreement to obtain a loan for $3,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest must be repaid by January 4, 2010.  The note shall accrue interest at the rate of 10% per annum. The note holder and the Company shall have the right from and after March 4, 2008, and until the maturity date, to convert all or any portion of the outstanding principal balance and any unpaid accrued interest into shares of the Company’s common stock on the basis of $0.10 per share. The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  Interest expense was $77 and $73 for the three months ended March 31, 2009 and 2008, respectively.

5.         NOTES PAYABLE, RELATED PARTY

On April 15, 2008, the Company entered into a promissory note agreement to obtain a loan for $13,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At March 31, 2009, the principal balance is $13,000 and accrued interest is $1,264. Interest expense was $325 and $0 for the three months ended March 31, 2009 and 2008, respectively.

On July 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $4,500 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At March 31, 2009, the principal balance is $4,500 and accrued interest is $306. Interest expense was $113 and $0 for the three months ended March 31, 2009 and 2008, respectively.

On September 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $6,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At March 31, 2009, the principal balance is $6,000 and accrued interest is $305. Interest expense was $150 and $0 for the three months ended March 31, 2009 and 2008, respectively.

On January 16, 2009, the Company entered into a promissory note agreement to obtain a loan for $4,625 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At March 31, 2009, the principal balance is $4,625 and accrued interest is $95. Interest expense was $95 and $0 for the three months ended March 31, 2009 and 2008, respectively.

6.         COMMON STOCK

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

7.         PROVISION FOR INCOME TAXES

As of March 31, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of March 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $146,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of March 31, 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (at 25%)	$36,500
State net operating loss (at 8.84%)	12,900

49,400
Less: valuation allowance	(49,400)

$-

The Company’s valuation allowance increased by approximately $4,700 during the three months ended March 31, 2009.

8.         RELATED PARTY TRANSACTIONS

From October 1, 2007, through March 31, 2009, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $3,000 and $3,000 for the three months ended March 31, 2009 and 2008, respectively.

9.           DISCONTINUED OPERATIONS

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Liquidity and Capital Resources. We had cash of $1,023 as of March 31, 2009, which equals our total current assets as of that date. Our total assets of $28,523 as of March 31, 2009, included our current assets of $1,023, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Adisn, Inc.

From May to June 2007, we raised $74,000 in a private placement in exchange for 925,000 shares of our common stock. We used a significant portion of those proceeds for the loan to Fliva, Inc. Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc.  We believe that the relationship with Fliva and Magic Cow, Inc. will assist us in the development of our products because the management and development teams are very experienced in the internet industry. Magic Cow, Inc. changed its name to Adisn, Inc. in March 2008.

On January 4, 2008, we entered into a convertible promissory note for $3,000 with one of our minority shareholders. The note bears interest of 10% and has a maturity date of January 1, 2009. The conversion price is $0.10 per share. On April 15, 2008, we entered into a promissory note agreement to obtain a loan for $13,000 from one of our principal shareholders. On July 9, 2008, we entered into a promissory note agreement to obtain a loan for $4,500 from the same principal shareholder. On September 29, 2008, we entered into a promissory note agreement to obtain a loan for $6,000 with the same principal shareholder. On January 16, 2009, we entered into a promissory note agreement to obtain a loan for $4,625 with the same principal shareholder.  Under the terms of those promissory note agreements, the principal and any unpaid accrued interest shall be due and payable on demand.  The notes accrue interest at the rate of 10% per annum.  We used those funds for working capital.

Our current liabilities were $85,658 as of March 31, 2009, which was represented by accounts payable of $52,933, income taxes payable of $1,600, $3,000 represented by a convertible note payable and $28,125 of note payable to the related party.  We had no other liabilities and no long term commitments or contingencies as of March 31, 2009.

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

Results of Operations.

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Revenues. We had revenues of $5,419 for the three months ended March 31, 2009, as compared to revenues of $2,962 for the three months ended March 31, 2008.  Those revenues are related to services that we provide to a sales and marketing company and increased for the current period as compared to the year-ago period because we provided more services. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2009, our total operating expenses were $18,924, as compared to $30,121 of total operating expenses for the three months ended March 31, 2008. For the three months ended March 31, 2009, we had legal and professional expenses of $12,740, dues and fees of $18, rent of $3,000 and general and administrative expenses of $3,166. In comparison, for the three months ended March 31, 2008, we had legal and professional expenses of $21,728, dues and fees expenses of $3,932, rent expenses of $3,000 and general and administrative expenses of $1,461. A significant portion of our total operating expenses is legal and professional fees, which is attributed to the legal expenses and accounting expenses related to the audit and review of our financial statements and other expenses related to being a public company. These expenses decreased as compared to the prior year-ago period since last year we were preparing to file our registration statement. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Income.  For the three months ended March 31, 2009, we also had other expense of $760, which was interest from the promissory notes with one of our minority shareholders and the notes payable to our major shareholder. We had other expense of $73 for the three months ended March 31, 2008.

Net Income or Loss.  For the three months ended March 31, 2009, our net loss was $15,065.  This is in comparison to the three months ended March 31, 2008, where our net loss was $28,032. The decrease in our net loss for three months ended March 31, 2009, was due to the fact that we generated somewhat increased revenues during the period as compared to revenues during the three months March 31, 2008, and had decreased operating expenses. However, we expect to continue to incur net losses for the foreseeable future and until we generate more significant revenues.

Our Plan of Operation for the Next Twelve Months.   Over the past several months, part of our growth strategy has been to seek acquisitions of other companies or businesses that are operating in a similar space. On December 31, 2008, we signed a term sheet pursuant to which we to agreed to enter into a definitive merger agreement with Visual Network Design Inc. (“VND”). Under the proposed terms, VND would merge with us, or a wholly owned subsidiary to be formed, whereby, upon effectiveness of the merger, the stockholders of VND would hold approximately 92% of our outstanding shares of capital stock and our current stockholders would own approximately 8% of our outstanding shares of capital stock. The term sheet provides, among other things, that the definitive merger agreement would be signed within 20 days of the execution of the term sheet. We and VND agreed that, during such 20-day period, each would deal exclusively with the other with respect to any merger, sale or acquisition involving either party and would not solicit or entertain offers or inquiries from other persons or entities or provide information to, or participate in, any discussions or negotiations with any persons or entities with respect to any proposed transaction.  The definitive agreements are to include customary closing conditions satisfactory to the parties and their respective counsel, including the following:  (i) consummation of all required definitive instruments and agreements; (ii) obtaining all necessary board, stockholder and third party consents; and (iii) satisfactory completion by the parties of all necessary technical and legal due diligence.

The proposed merger is still pending and we have not entered into any definitive merger agreement with VND. The material terms of the definitive agreements are yet to be fully negotiated and drafted. We cannot guaranty that we will enter into a definitive merger agreement or that the merger transaction with VND will be completed. If we do not complete the merger transaction discussed herein, we will look for another merger or acquisition target. During the next thirty days, our primary objective is to complete the proposed merger with VND. However, we also intend to continue our current business until such time as a merger is completed.

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

We have cash of $1,023 as of March 31, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

SN Strategies Corp.,
a Nevada corporation

May 15, 2009	By:	/s/ Michael Hawks
Michael Hawks
	Its:	Principal executive officer
Principal accounting officer
President, CEO, Secretary and a director