Form 10-Q
period 2009-06-30
SN Strategies Corp.
filed 2009-08-12
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-144888

SN Strategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1077 Balboa Avenue, Laguna Beach, California 92651
(Address of principal executive offices)

(714) 651-8000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        ☒ Yes  ☐ No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 6, 2009, there were 4,500,012 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SN STRATEGIES CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	December 31, 2008

Current assets
Cash	$1,576	$788

Total current assets	1,576	788

Other assets
Investment	27,500	27,500

Total assets	$29,076	$28,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$45,394	$43,058
Income taxes payable	1,600	800
Convertible note payable	-	3,000
Note payable, related party	1,250	23,500

Total current liabilities	48,244	70,358

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 65,849,200 shares authorized, 4,500,000 and 3,787,646 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,500	3,788
Additional paid-in capital	132,929	90,369
Deficit accumulated during the development stage	(156,597)	(136,227)

Total stockholders’ equity (deficit)	(19,168)	(42,070)

Total liabilities and stockholders’ equity (deficit)	$29,076	$28,288

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (January 18, 2002) to
					June 30,
	2009	2008	2009	2008	2009

Net revenue	$7,846	$5,779	$13,265	$8,761	$41,133

Operating expenses
Legal and professional	6,060	5,500	18,800	27,228	107,185
Dues and fees	-	3,230	18	7,162	18,917
Rent	2,000	3,000	5,000	6,000	20,900
General and administrative	4,293	2,656	7,459	4,117	24,405

Total operating expenses	12,353	14,386	31,277	44,507	171,407

Other income (expense)
Interest income (expense), net	(798)	(351)	(1,558)	(424)	(2,523)

Loss from continuing operations before income taxes	(5,305)	(8,938)	(19,570)	(36,170)	(132,797)

Provision for income taxes	-	-	800	800	2,400

Loss from continuing operations	(5,305)	(8,938)	(20,370)	(36,970)	(135,197)

Discontinued operations	-	-	-	-	(21,400)

Net loss	$(5,305)	$(8,938)	$(20,370)	$(36,970)	$(156,597)

Net loss per common share from continuing operations – basic and diluted	-	-	$(0.01)	$(0.01)	$(0.05 l )

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$-	$-	$-

Weighted average of common shares – basic and diluted	3,874,711	3,787,646	3,830,938	3,787,646	2,803,658

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares*	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 18, 2002	-	$-	$-	$-	$-

Issuance of founder shares for services, January 30, 2002	1,580,381	1,580	4,800	-	6,000

Issuance of common stock, November 1, 2002	989,055	989	36,561	-	37,550

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(8,889)	(8,889)

Balance, December 31, 2002	2,569,436	2,569	41,881	(8,889)	35,561

Distributions to shareholders	-	-	(32,750)	-	(32,750)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200
* retroactively restated for 1.317 stock split on July 9, 2009.

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares*	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Net loss	-	-	-	(3,273)	(3,273)

Balance, December 31, 2003	2,569,436	2,569	10,331	(12,162)	738

Additional paid-in capital contributed by related party	-	-	832	-	832

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(3,889)	(3,889)

Balance, December 31, 2004	2,569,436	2,569	12,363	(16,051)	(1,119)

Additional paid-in capital contributed by related party	-	-	50	-	50

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,440)	(2,440)
* retroactively restated for 1.317 stock split on July 9, 2009.

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares*	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2005	2,569,436	2,569	13,613	(18,491)	(2,309)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,909)	(2,909)

Balance, December 31, 2006	2,569,436	2,569	14,813	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	576,181	576	34,424	-	35,000

Issuance of common stock, May 31, 2007	288,090	288	17,212	-	17,500

Issuance of common stock, June 7, 2007	353,939	354	21,146	-	21,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Conversion of note receivable	-	-	1,875		1,875

Net loss	-	-	-	(58,882)	(58,882)
* retroactively restated for 1.317 stock split on July 9, 2009.

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares*	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2007	3,787,646	3,788	90,369	(80,282)	13,875

Net loss	-	$-	$-	$(55,945)	$(55,945)

Balance, December 31, 2008	3,787,646	3,788	90,369	(136,227)	(42,070)

Conversion of debt, June 19, 2009	712,354	712	42,560		43,272

Net loss	-	-	-	(20,370)	(20,370)

Balance, June 30, 2009	4,500,000	$4,500	$132,929	$(156,597)	$(19,168)
* retroactively restated for 1.317 stock split on July 9, 2009.

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Six Months Ended June 30,		(January 18, 2002) to
			June 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(20,370)	$(36,970)	$(156,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	-	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	-	5,000	-
Increase in accounts payable and accrued expenses	5,483	15,822	48,541
Increase in income taxes payable	800	800	1,600

Net cash used in operating activities	(14,087)	(15,348)	(93,856)

Cash flows from investing activities
Promissory note receivable	-	-	(25,000)
Increase in interest on note receivable	-	-	(625)

Net cash used in investing activities	-	-	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from note payable, related party	14,875	13,000	38,375
Proceeds from convertible note payable	-	3,000	3,000

Net cash provided by financing activities	14,875	16,000	121,057

Net (decrease) increase in cash	788	652	1,576

Cash, beginning of period	788	216	-

Cash, end of period	$1,576	$868	$1,576

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Six Months Ended June 30,		(January 18, 2002) to
			June 30,
	2009	2008	2009

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$4,000
Interest paid	$-	$-	$-
Conversion of note payables and accrued
interest into common stock	$43,272	$-	$43,272
Conversion of note receivable and accrued
interest into common stock of long term investment	$-	$-	$25,625
Gain on conversion	$-	$-	$1,875

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
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

SN Strategies Corp. is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. For the six months ended June 30, 2009, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s report on Form 10-K of SN Strategies Corp. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s report on Form 10-K.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

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
JUNE 30, 2009
(UNAUDITED)

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $156,597 from inception (January 18, 2002) through June 30, 2009.

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

3.	FAIR VALUE ACCOUNTING

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

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		June 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$1,576	$1,576	$788	$788
Investment	3	27,500	27,500	27,500	27,500
Liabilities
Accounts payable and accrued expenses	3	46,994	46,994	43,858	43,858
Convertible note	2	-	-	3,000	3,000
Related party notes	3	1,250	1,250	23,500	23,500

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

4.           CONVERTIBLE NOTE PAYABLE

On January 4, 2008, the Company entered into a convertible promissory note agreement to obtain a loan for $3,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest must be repaid by January 4, 2010.  The note accrued interest at the rate of 10% per annum. The note holder and the Company had the right from and after March 4, 2008, and until the maturity date, to convert all or any portion of the outstanding principal balance and any unpaid accrued interest into shares of the Company’s common stock on the basis of $0.10 per share. At June 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $144 and $149 for the six months ended June 30, 2009 and 2008, respectively. On June 18, 2009, the note was amended to reflect a conversion price of $0.08 per share.  On June 19, 2009 the holder converted $3,000 of principal and $447 of accrued interest into 56,740 shares of the Company’s common stock.

5.           NOTES PAYABLE, RELATED PARTY

On April 15, 2008, the Company entered into a promissory note agreement to obtain a loan for $13,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At June 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $614 and $274 for the six months ended June 30, 2009 and 2008, respectively.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

5.           NOTES PAYABLE, RELATED PARTY (continued)

On July 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $4,500 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At June 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $213 and $0 for the six months ended June 30, 2009 and 2008, respectively.

On September 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $6,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At June 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $283 and $0 for the six months ended June 30, 2009 and 2008, respectively.

On January 16, 2009, the Company entered into a promissory note agreement to obtain a loan for $4,625 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At June 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $198 and $0 for the six months ended June 30, 2009 and 2008, respectively.

On May 8, 2009, the Company entered into a promissory note agreement to obtain a loan for $9,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At June 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $105 and $0 for the six months ended June 30, 2009 and 2008, respectively.

On June 19, 2009, the holder of the above five notes converted $37,125 of principal and $2,700 of accrued interest into 655,614 shares of the Company’s common stock.

On June 26, 2009, the Company entered into a promissory note agreement to obtain a loan for $1,250 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At June 30, 2009, the principal balance is $1,250 and accrued interest is $1. Interest expense was $1 and $0 for the six months ended June 30, 2009 and 2008, respectively.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

6.           STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 65,849,200 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.  Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought.  The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors of this corporation or as otherwise provided by the Nevada General Corporation Law, as amended from time to time.

In January 2002, the Company issued 1,580,381 shares of its common stock to its founders in exchange for reimbursement of organizational costs and related expenses.  The value of such costs and related expenses totaled $6,000.

In November 2002, the Company performed a private placement and issued 989,055 shares of common stock at $0.038 per share for an aggregate total of $37,550.

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

On May 18, 2007, the Company performed a private placement and issued 576,181 shares of common stock at $0.06 per share for an aggregate total of $35,000.

On May 31, 2007, the Company performed a private placement and issued 288,090 shares of common stock at $0.06 per share for an aggregate total of $17,500.

On June 7, 2007, the Company performed a private placement and issued 353,939 shares of common stock at $0.06 per share for an aggregate total of $21,500.

In July 2007, the Company submitted its Registration Statement on Form SB-2 for the registration of 1,025,000 shares of its outstanding common stock.  On August 6, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

On June 19, 2009, the Company issued 712,354 shares of its common stock in payment of $43,272 of principal and interest owed to certain note holders.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

6.           STOCKHOLDER’S EQUITY (continued)

On July 9, 2009, the Company effected a one for 1.316984 forward stock split whereby each share of the Company’s common stock outstanding was converted into 1.316984 shares of the Company’s common stock.  Accordingly, the outstanding common stock and per share amounts have been retroactively stated to reflect the stock split within the Company’s financial statements, and accompanying footnotes pursuant to SEC Staff Accounting Bulletin, Topic 4C.

7.           PROVISION FOR INCOME TAXES

As of June 30, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $102,000 which can be used to offset future federal and state income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of June 30, 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (at 25%)	$31,000
State net operating loss (at 8.84%)	8,000

39,000
Less: valuation allowance	(39,000)

$-

The Company’s valuation allowance decreased by approximately $5,700 during the six months ended June 30, 2009.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  The Company recorded total rent expense related to this arrangement totaling $0 and $0 for the six months ended June 30, 2009 and 2008, respectively.

From October 1, 2007, through June 15, 2009, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $5,000 and $6,000 for the six months ended June 30, 2009 and 2008, respectively.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the Six months ended June 30, 2009.

Liquidity and Capital Resources. We had cash of $1,576 as of June 30, 2009, which equals our total current assets as of that date. Our total assets of $29,076 as of June 30, 2009, included our current assets of $1.576, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Adisn, Inc.

Over the last two years, we have entered into several convertible promissory notes with one of our principal shareholders. We used those funds for working capital. On June 19, 2009, the holders of certain promissory notes (“Notes”) surrendered the Notes and converted all unpaid principal and unpaid accrued interest due under the Notes into shares of our $.001 par value common stock as provided in the Notes. As of June 19, 2009, the total unpaid principal and unpaid accrued interest due under the Notes was approximately $43,272, which the holders of the Notes converted into 540,898 shares of common stock at a conversion price of $0.08 per share.  The Registrant issued the shares to the holders of the Notes in a transaction which the Registrant believes satisfies the conditions for the exemption from registration and prospectus delivery requirements of the Securities Act of 1933 (“Act”), which exemption is specified by the provisions of Section 4(2) of that Act.

On June 26, 2009, we entered into a promissory note agreement to obtain a loan for $1,250 with a principal shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At June 30, 2009, the principal balance is $1,250 and accrued interest is $1. Interest expense was $1 and $0 for the six months ended June 30, 2009 and 2008, respectively. We used those funds for working capital.

Our current liabilities were $48,224 as of June 30, 2009, which was represented by accounts payable of $45,394, income taxes payable of $1,600 and $1,250 of note payable to a related party.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2009.

During 2009, we expect to incur significant accounting costs associated with the audit and review of our financial statements as well as significant professional fees related to our potential merger with Visual Network Design Inc. We also expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and the potential merger with Visual Network Design Inc., we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Results of Operations.

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Revenues. We had revenues of $7,846 for the three months ended June 30, 2009, as compared to revenues of $5,779 for the three months ended June 30, 2008.  Those revenues are related to services that we provide to a sales and marketing company and increased for the current period as compared to the year-ago period because we provided more services. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended June 30, 2009, our total operating expenses were $12,353, as compared to $14,386 of total operating expenses for the three months ended June 30, 2008. For the three months ended June 30, 2009, we had legal and professional expenses of $6,060, rent of $2,000 and general and administrative expenses of $4,293. In comparison, for the three months ended June 30, 2008, we had legal and professional expenses of $5,500, dues and fees expenses of $3,230, rent expenses of $3,000 and general and administrative expenses of $2,656. A significant portion of our total operating expenses is legal and professional fees, which is attributed to the legal expenses and accounting expenses related to the audit and review of our financial statements and other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense.  For the three months ended June 30, 2009, we also had other expense of $798, which was interest from the promissory notes with one of our minority shareholders and the notes payable to our major shareholder. We had other expense of $351 for the three months ended June 30, 2008.

Net Loss.  For the three months ended June 30, 2009, our net loss was $5,305.  This is in comparison to the three months ended June 30, 2008, where our net loss was $8,938. The decrease in our net loss for three months ended June 30, 2009, was due to the fact that we generated somewhat increased revenues during the period as compared to revenues during the three months June 30, 2008, and had decreased operating expenses. However, we expect to continue to incur net losses for the foreseeable future and until we generate more significant revenues.

For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Revenues. We had revenues of $13,265 for the six months ended June 30, 2009, as compared to revenues of $8,761 for the six months ended June 30, 2008.  Those revenues are related to services that we provide to a sales and marketing company. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the six months ended June 30, 2009, our total operating expenses were $31,277, as compared to $44,057 of total operating expenses for the six months ended June 30, 2008. For the six months ended June 30, 2009, we had legal and professional expenses of $18,800, dues and fees of $18, rent of $5,000 and general and administrative expenses of $7,459. In comparison, for the six months ended June 30, 2008, we had legal and professional expenses of $27,228, dues and fees of $7,162, rent of $6,000 and general and administrative expenses of $4,117.

Other Expense.  For the six months ended June 30, 2009, we also had other expense of $1,558, which was interest from the convertible promissory note with one of our minority shareholders and the notes payable to our major shareholder. We had other expense of $424 for the six months ended June 30, 2008.

Net Loss.  For the six months ended June 30, 2009, our loss from continuing operations was $19,570, and after provision for income taxes of $800, our net loss was $20,370.  This is in comparison to the six months ended June 30, 2008, where our loss from continuing operations was $36,170, and after provision for income taxes of $800, our net loss was $36,970. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

We have cash of $1,576 as of June 30, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SN Strategies Corp.,
a Nevada corporation

August 11, 2009	By:	/s/ Michael Hawks
Michael Hawks
	Its:	President, CEO, Secretary, CFO, Director
(Principal Executive, Financial and Accounting Officer)