Form 10-Q
period 2009-09-30
SN Strategies Corp.
filed 2009-11-13
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-144888

SN Strategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 13, 2009, there were 4,500,012 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SN STRATEGIES CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008

Current assets
Cash	$18	$788

Total current assets	18	788

Other assets
Investment	27,500	27,500

Total assets	$27,518	$28,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$55,761	$43,058
Income taxes payable	800	800
Convertible note payable	-	3,000
Note payable, related party	1,250	23,500

Total current liabilities	57,811	70,358

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 65,849,200 shares authorized, 4,500,000 and 3,787,646 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,500	3,788
Additional paid-in capital	132,929	90,369
Deficit accumulated during the development stage	(167,722)	(136,227)

Total stockholders’ equity (deficit)	(30,293)	(42,070)

Total liabilities and stockholders’ equity (deficit)	$27,518	$28,288

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (January 18, 2002) to
					September 30,
	2009	2008	2009	2008	2009

Net revenue	$7,235	$8,150	$20,500	$16,911	$48,368

Operating expenses
Legal and professional	6,864	7,343	25,664	34,571	114,049
Dues and fees	2,628	2,092	2,646	9,254	21,545
Rent	3,000	3,000	8,000	9,000	23,900
General and administrative	5,836	4,537	13,295	8,654	30,241

Total operating expenses	18,328	16,972	49,605	61,479	189,735

Other income (expense)
Interest income (expense), net	(32)	(489)	(1,590)	(913)	(2,555)

Loss from continuing operations before income taxes	(11,125)	(9,311)	(30,695)	(45,481)	(143,922)

Provision for income taxes	-	-	800	800	2,400

Loss from continuing operations	(11,125)	(9,311)	(31,495)	(46,281)	(146,322)

Discontinued operations	-	-	-	-	(21,400)

Net loss	$(11,125)	$(9,311)	$(31,495)	$(46,281)	$(167,722)

Net loss per common share from continuing operations – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$-	$-	$(0.01)

Weighted average of common shares – basic and diluted	4,500,000	3,787,646	4,027,707	3,787,646	2,859,157

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 18, 2002	-	$-	$-	$-	$-

Issuance of founder shares for services, January 30, 2002	1,580,381	1,580	4,420	-	6,000

Issuance of common stock, November 1, 2002	989,055	989	36,561	-	37,550

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(8,889)	(8,889)

Balance, December 31, 2002	2,569,436	2,569	41,881	(8,889)	35,561

Distributions to shareholders	-	-	(32,750)	-	(32,750)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH SEPTEMBER 30, 2009
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

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	Common Stock			Deficit
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2007	3,787,646	3,788	90,369	(80,282)	13,875

Net loss	-	-	-	(55,945)	(55,945)

Balance, December 31, 2008	3,787,646	3,788	90,369	(136,227)	(42,070)

Conversion of debt, June 19, 2009	712,354	712	42,560		43,272

Net loss	-	-	-	(31,495)	(31,495)

Balance, September 30, 2009	4,500,000	$4,500	$132,929	$(167,722)	$(30,293)

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Nine Months Ended September 30,		(January 18, 2002) to
			September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(31,495)	$(46,281)	$(167,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	-	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	-	6,250	-
Increase in accounts payable and accrued expenses	15,850	14,917	58,108
Increase in income taxes payable	-	800	1,600

Net cash used in operating activities	(15,645)	(24,314)	(95,414)

Cash flows from investing activities
Promissory note receivable	-	-	(25,000)
Increase in interest on note receivable	-	-	(625)

Net cash used in investing activities	-	-	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from note payable, related party	14,875	23,500	38,375
Proceeds from convertible note payable	-	3,000	3,000

Net cash provided by financing activities	14,875	26,500	121,057

Net (decrease) increase in cash	(770)	2,186	18

Cash, beginning of period	788	216	-

Cash, end of period	$18	$2,402	$18

Supplemental disclosure of cash flow information
Income taxes paid	$800	$-	$4,800
Interest paid	$-	$-	$-
Conversion of note payables and accrued
interest into common stock	$43,272	$-	$43,272
Conversion of note receivable and accrued
interest into common stock of long term investment	$-	$-	$25,625
Gain on conversion	$-	$-	$1,875

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

SN Strategies Corp. is currently a development stage company under the provisions of ASC 915, “Development Stage Entities”. For the nine months ended September 30, 2009, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company has evaluated subsequent events through November 12, 2009, the date these financial statements were issued.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s report on Form 10-K of SN Strategies Corp. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008 included in the Company’s report on Form 10-K.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $167,722 from inception (January 18, 2002) through September 30, 2009.

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

3.	FAIR VALUE MEASUREMENTS

Determination of Fair Value

At September 30, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

    The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$18	$18	$788	$788
Investment	3	27,500	27,500	27,500	27,500
Liabilities
Accounts payable and accrued expenses	3	55,761	55,761	43,858	43,858
Convertible note	2	-	-	3,000	3,000
Related party notes	3	1,250	1,250	23,500	23,500

4.           CONVERTIBLE NOTE PAYABLE

On January 4, 2008, the Company entered into a convertible promissory note agreement to obtain a loan for $3,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest must be repaid by January 4, 2010.  The note accrued interest at the rate of 10% per annum. The note holder and the Company had the right from and after March 4, 2008, and until the maturity date, to convert all or any portion of the outstanding principal balance and any unpaid accrued interest into shares of the Company’s common stock on the basis of $0.10 per share. At September 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $144 and $226 for the nine months ended September 30, 2009 and 2008, respectively. On June 18, 2009, the note was amended to reflect a conversion price of $0.08 per share.  On June 19, 2009 the holder converted $3,000 of principal and $447 of accrued interest into 56,740 shares of the Company’s common stock.

5.           NOTES PAYABLE, RELATED PARTY

On April 15, 2008, the Company entered into a promissory note agreement to obtain a loan for $13,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $614 and $607 for the nine months ended September 30, 2009 and 2008, respectively.

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

On September 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $6,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $283 and $1 for the nine months ended September 30, 2009 and 2008, respectively.

On January 16, 2009, the Company entered into a promissory note agreement to obtain a loan for $4,625 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $198 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

On May 8, 2009, the Company entered into a promissory note agreement to obtain a loan for $9,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $105 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

On June 19, 2009, the holder of the above five notes converted $37,125 of principal and $2,700 of accrued interest into 655,614 shares of the Company’s common stock.

On June 26, 2009, the Company entered into a promissory note agreement to obtain a loan for $1,250 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At September 30, 2009, the principal balance is $1,250 and accrued interest is $33. Interest expense was $33 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

6.           STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 65,849,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.  Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought.  The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors of this corporation or as otherwise provided by the Nevada General Corporation Law, as amended from time to time.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

6.             STOCKHOLDER’S EQUITY (continued)

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

7.           PROVISION FOR INCOME TAXES

As of September 30, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $166,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2009, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (at 25%)	$42,000
State net operating loss (at 8.84%)	14,000

56,000
Less: valuation allowance	(56,000)

$-

The Company’s valuation allowance increased by approximately $11,300 during the nine months ended September 30, 2009.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009.

Liquidity and Capital Resources. We had cash of $18 as of September 30, 2009, which equals our total current assets as of that date. Our total assets of $27,500s of September 30, 2009, included our current assets of $18, and other assets which are comprised of an investment of $27,518. That investment is represented by the 201,343 shares of common stock that we now own of Adisn, Inc.

Over the last two years, we have entered into several convertible promissory notes with one of our principal shareholders. We used those funds for working capital. On September 19, 2009, the holders of certain promissory notes (“Notes”) surrendered the Notes and converted all unpaid principal and unpaid accrued interest due under the Notes into shares of our $.001 par value common stock as provided in the Notes. As of June19, 2009, the total unpaid principal and unpaid accrued interest due under the Notes was approximately $43,272, which the holders of the Notes converted into 540,898 shares of common stock at a conversion price of $0.08 per share.  The Registrant issued the shares to the holders of the Notes in a transaction which the Registrant believes satisfies the conditions for the exemption from registration and prospectus delivery requirements of the Securities Act of 1933 (“Act”), which exemption is specified by the provisions of Section 4(2) of that Act.

On June 26, 2009, we entered into a promissory note agreement to obtain a loan for $1,250 with a principal shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At September 30, 2009, the principal balance is $1,250 and accrued interest is $33. Interest expense was $33 and $0 for the nine months ended September 30, 2009 and 2008, respectively. We used those funds for working capital.

Our current liabilities were $57,811 as of September 30, 2009, which was represented by accounts payable of $55,761, income taxes payable of $800 and $1,250 of note payable to a related party.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2009.

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

On July 9, 2009, we effected a 1.316984 for one forward stock split whereby each share of our common stock outstanding was converted into 1.316984 shares of our common stock.

Results of Operations.

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Revenues. We had revenues of $7,235 for the three months ended September 30, 2009, as compared to revenues of $8,150 for the three months ended September 30, 2008.  Those revenues are related to services that we provide to a sales and marketing company and increased for the current period as compared to the year-ago period because we provided more services. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended September 30, 2009, our total operating expenses were $18,328, as compared to $16,972 of total operating expenses for the three months ended September 30, 2008. For the three months ended September 30, 2009, we had legal and professional expenses of $6,864, dues and fees of $2,628, rent of $3,000 and general and administrative expenses of $5,836. In comparison, for the three months ended September 30, 2008, we had legal and professional expenses of $7,343, dues and fees expenses of $2,092, rent expenses of $3,000 and general and administrative expenses of $4,537. A significant portion of our total operating expenses is legal and professional fees, which is attributed to the legal expenses and accounting expenses related to the audit and review of our financial statements and other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense.  For the three months ended September 30, 2009, we also had other expense of $32, which was interest from the notes payable to our major shareholder. We had other expense of $489 for the three months ended September 30, 2008.

Net Loss.  For the three months ended September 30, 2009, our net loss was $11,125, as compared to the three months ended September 30, 2008, where our net loss was $9,311. The increase in our net loss for three months ended September 30, 2009, was due primarily to a decrease in revenues and an increase in general and administrative expenses as compared the three months September 30, 2008.

For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Revenues. We had revenues of $20,500 for the nine months ended September 30, 2009, as compared to revenues of $16,911 for the nine months ended September 30, 2008.  Those revenues are related to services that we provide to a sales and marketing company. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the nine months ended September 30, 2009, our total operating expenses were $49,605, as compared to $61,479 of total operating expenses for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we had legal and professional expenses of $25,664, dues and fees of $2,646, rent of $8,000 and general and administrative expenses of $13,295. In comparison, for the nine months ended September 30, 2008, we had legal and professional expenses of $34,571, dues and fees of $9,254, rent of $9,000 and general and administrative expenses of $8,654.

Other Expense.  For the nine months ended September 30, 2009, we also had other expense of $1,590, which was interest from the convertible promissory note with one of our minority shareholders and the notes payable to our major shareholder. We had other expense of $913 for the nine months ended September 30, 2008.

Net Loss.  For the nine months ended September 30, 2009, our net loss was $31,495, as compared to the nine months ended September 30, 2008, where our net loss was $46,281. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

We have cash of $18 as of September 30, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

SN Strategies Corp.,
a Nevada corporation

November 13, 2009	By:	/s/ Michael Hawks
Michael Hawks
	Its:	President, CEO, Secretary, CFO, Director (Principal Executive, Financial and Accounting Officer)