Form 10-K
period 2009-12-31
SN Strategies Corp.
filed 2010-04-13
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐ No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2009, based on $0.08 per share, the last price at which the common equity was sold by the registrant as of that date, was $116,747.

As of April 12, 2010, there were 4,500,012 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Over the last twelve months, part of our growth strategy has been to seek acquisitions of other companies or businesses that are operating in a similar space. On December 31, 2008, we signed a term sheet pursuant to which we to agreed to enter into a definitive merger agreement with Visual Network Design Inc. (“VND”). We were unable to enter into a definitive agreement with VND and we have terminated the term sheet with VND.

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

Strategic Alliance. In May 2007, we entered into a strategic alliance with Fliva, Inc. a social networking company which we believe will assist us in the development of our business as they have access to experienced developers and an already established user-base.  Specifically, we entered into a convertible promissory note and warrant agreement with Fliva, Inc. pursuant to which we loaned $25,000 to Fliva, Inc. in exchange for the right to convert those funds into shares of common stock of Fliva, Inc. and the right to purchase additional shares of common stock of Fliva, Inc. On November 8, 2007, we converted the note receivable balance of $25,000 into 625,000 shares of Fliva’s common stock at the conversion rate of $0.04 per share.  In addition, as consideration for converting the note receivable, the warrants were exercised in exchange for accrued interest of $625 resulting in us receiving an additional 62,500 shares of Fliva’s common stock.  On November 12, 2007, Fliva, Inc. was acquired by Magic Cow, Inc. pursuant to a Share Exchange Agreement, which resulted in our 687,500 shares of common stock of Fliva, Inc. being exchanged for 201,343 shares of common stock of Magic Cow, Inc.  During 2008, Magic Cow, Inc. changed its name to Adisn, Inc. We believe that the relationship with Fliva and Adisn, Inc. will assist us in the development of our products because the management and development teams are very experienced in the internet industry.

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

Employees.  As of April 12, 2010, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements.

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

As of December 31, 2009, our net loss since inception was $173,074. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Our officers, directors and principal shareholders own approximately 67.57% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 67.57% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2009 and 2008, we held no real property. We do not presently own any interests in real estate.

Our Facilities.  Our offices are located at 1077 Balboa Avenue, Laguna Beach, California 92651. From our inception through September 30, 2007, we utilized office space of our officer and stockholder at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  From October 1, 2007, through June 15, 2009, we utilized office space of our officer and stockholder in exchange for $1,000 per month.  We recorded total rent expense of $11,000 and $12,000 for the years ended December 31, 2009 and 2008, respectively.  We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In January 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “SNGI”. As of April 12, 2010, no shares of our common stock have traded.

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

As of April 12, 2010, there were 26 record holders of our common stock.

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

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

On June 19, 2009, the holders of certain promissory notes surrendered the notes and converted all unpaid principal and unpaid accrued interest due under the notes into shares of our $.001 par value common stock as provided in the notes. As of June 19, 2009, the total unpaid principal and unpaid accrued interest due under the notes was approximately $43,272, which the holders of the notes converted into 540,898 shares of common stock at a conversion price of $0.08 per share.  We issued the shares to the holders of the notes in a transaction which we believe satisfies the conditions for the exemption from registration and prospectus delivery requirements of the Securities Act of 1933 (“Act”), which exemption is specified by the provisions of Section 4(2) of that Act.

Reverse Stock Split. On April 23, 2007, we declared a five for one reverse stock split whereby each share of our common stock outstanding was converted into 0.20 of a share of our common stock.

Forward Stock Split.  On July 9, 2009, we effected a 1.316984 for 1 stock split of our issued and outstanding common stock through the issuance of 0.316984 share for each share of common stock outstanding as of the record date of July 8, 2009, as disclosed in our Current Report on Form 8-K, which was filed on January 5, 2009.  Prior to the split, there were 3,416,898 shares issued and outstanding. Following the split, there were approximately 4,500,012 shares issued and outstanding. In connection with the split, we filed a Certificate of Change with the State of Nevada to effect the split of our authorized and outstanding shares of common stock with an effective date of filing of July 9, 2009. The Certificate of Change provides that our authorized number of shares of common stock increases from 50,000,000 to 65,849,200.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2009, for the sale of registered securities.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

For the year ended December 31, 2009 compared to the year ended December 31, 2008.

Results of Operations

Revenues. We had revenues of $38,363 for the year ended December 31, 2009, as compared to revenues of $22,574 for the year ended December 31, 2008.  Those revenues are related to services that we provide to a sales and marketing company. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the year ended December 31, 2009, our total operating expenses were $72,694, as compared to $76,129 of total operating expenses for the year ended December 31, 2008. The decrease in total operating expenses is primarily due to the decrease in legal and professional expenses, and in dues and fees, despite an increase in general and administrative expenses. We expect that we will continue to incur increasing general and administrative expenses as we expand our operations and will incur significant legal and accounting expenses related to being a public company. For the year ended December 31, 2009, we had legal and professional expenses of $32,406, dues and fees of $3,127, rent of $11,000 and general and administrative expenses of $26,161. In comparison, for the year ended December 31, 2008, we had legal and professional expenses of $41,944, dues and fees of $9,254, rent of $12,000 and general and administrative expenses of $12,931.

Other Expense/Income.  For the year ended December 31, 2009, we had other expense of $1,716 as compared to the year ended December 31, 2008, where we had other expense of $1,590.  This was the interest expense from the convertible promissory note we have with our shareholder.

Net Income or Loss.  For the year ended December 31, 2009, our net loss was $36,847, as compared to the year ended December 31, 2008, where our net loss was $55,945. The small decrease in our net loss for year ended December 31, 2009, was primarily due the increase in revenues between the two periods. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $1,534 as of December 31, 2009, which equals our total current assets as of that date, as compared to cash of $788 as of December 31, 2008.  Our total assets of $29,034 as of December 31, 2009, included our current assets of $1,534, and other assets which are comprised of an investment of $27,500. Our total assets of $28,288 as of December 31, 2008, included our current assets of $788, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Adisn, Inc.

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

On April 15, 2008, we entered into a promissory note agreement for $13,000 with one of our principal shareholders. On July 29, 2008, we entered into a promissory note agreement to obtain a loan for $4,500 from the same principal shareholder. On September 29, 2008, we entered into a promissory note agreement to obtain a loan for $6,000 from the same principal shareholder. On January 16, 2009, we entered into a promissory note agreement to obtain a loan for $4,625 from the same principal shareholder.  Under the terms of those promissory note agreements, the principal and any unpaid accrued interest shall be due and payable on demand.  The notes accrue interest at the rate of 10% per annum.  We used those funds for working capital.

On September 29, 2008, we entered into a promissory note agreement for $6,000 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $283 and $1 for the years ended December 31, 2009 and 2008, respectively.

On January 16, 2009, we entered into a promissory note agreement for $4,625 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $198 and $0 for the years ended December 31, 2009 and 2008, respectively.

On May 8, 2009, we entered into a promissory note agreement for $9,000 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $105 and $0 for the years ended December 31, 2009 and 2008, respectively.

On June 19, 2009, we issued 712,354 shares of our common stock in payment of $43,272 of principal and interest owed to certain note holders.

On June 26, 2009, we entered into a promissory note agreement for $1,250 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty. Upon 61 days notice to us, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of our common stock at a conversion rate of $0.08 per share.  At December 31, 2009, the principal balance is $1,250 and accrued interest is $65. Interest expense was $65 and $0 for the years ended December 31, 2009 and 2008, respectively.

On November 5, 2009, we entered into a promissory note agreement for $6,068 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty. Upon 61 days notice to us, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of our common stock at a conversion rate of $0.08 per share.  At December 31, 2009, the principal balance is $6,068 and accrued interest is $95. Interest expense was $95 and $0 for the years ended December 31, 2009 and 2008, respectively.

Our current liabilities were $64,679 as of December 31, 2009, which was represented by accounts payable of $56,561, income taxes payable of $800, and a note payable to a related party of $7,318. By comparison, we had current liabilities of $70,358 as of December 31, 2008, which was represented by accounts payable of $43,058, income taxes payable of $800, a convertible note payable of $3,000, and a note payable to a related party of $23,500.  We had no other liabilities and no long term commitments or contingencies as of December 31, 2009.

During 2008 and 2009, we incurred significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than those anticipated increases in legal and accounting costs as well as legal costs in connection with our proposed merger with VND, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In July 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,025,000 shares of our issued and outstanding common stock.  On August 6, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Our Plan of Operation for the Next Twelve Months.  Over the last twelve months, part of our growth strategy has been to seek acquisitions of other companies or businesses that are operating in a similar space. On December 31, 2008, we signed a term sheet pursuant to which we to agreed to enter into a definitive merger agreement with Visual Network Design Inc. (“VND”). We were unable to enter into a definitive agreement with VND and we have terminated the term sheet with VND.

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

We have cash of $1,534 as of December 31, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SN Strategies, Inc.

We have audited the accompanying balance sheet of SN Strategies, Inc. (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended and for the period from inception (January 18, 2002) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of SN Strategies,  Inc., as of December 31, 2008 were audited by other auditors,  whose report dated March 23, 2009, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SN Strategies, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period from inception (January 18, 2002) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Niguel, California
April 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SN Strategies Corp.
Laguna Beach, California

We have audited the accompanying consolidated balance sheets of SN Strategies Corp. (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception (January 18, 2002) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SN Strategies Corp. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for the period from inception (January 18, 2002) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP
/s/ Mendoza Berger
Irvine, California
March 23, 2009

SN STRATEGIES CORP.
 (A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

Current assets
Cash	$1,534	$788

Total current assets	1,534	788

Other assets
Investment	27,500	27,500

Total assets	$29,034	$28,288

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$56,561	$43,058
Income taxes payable	800	800
Convertible note payable	-	3,000
Note payable, related party	7,318	23,500

Total current liabilities	64,679	70,358

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 65,849,200 shares authorized, 4,500,012 and 3,787,658 shares issued and outstanding at December 31, 2009 and 2008, respectively	4,500	3,788
Additional paid-in capital	132,929	90,369
Deficit accumulated during the development stage	(173,074)	(136,227)

Total stockholders’ equity (deficit)	(35,645)	(42,070)

Total liabilities and stockholders’ equity (deficit)	$29,034	$28,288

See Notes to Financial Statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended December 31,		Inception (January 18, 2002) to
			December 31,
	2009	2008	2009

Net revenue	$38,363	$22,574	$66,231

Operating expenses
Legal and professional	32,406	41,944	120,791
Dues and fees	3,127	9,254	22,026
Rent	11,000	12,000	26,900
General and administrative	26,161	12,931	43,107

Total operating expenses	72,694	76,129	212,824

Other income (expense)
Interest income (expense), net	(1,716)	(1,590)	(2,681)

Loss from continuing operations before income taxes	(36,047)	(55,145)	(149,274)

Provision for income taxes	800	800	2,400

Loss from continuing operations	(36,847)	(55,945)	(151,674)

Discontinued operations	-	-	(21,400)

Net loss	$(36,847)	$(55,945)	$(173,074)

Net loss per common share from continuing operations – basic and diluted	$(0.01)	$(0.02)	$(0.05)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$(0.01)

Weighted average of common shares – basic and diluted	4,168,219	2,876,000	2,911,139

See Notes to Financial Statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH DECEMBER 31, 2009

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, January 18, 2002	-	$-	$-	$-	$-

Issuance of founder shares for services, January 30, 2002	1,580,393	1,580	4,800	-	6,000

Issuance of common stock, November 1, 2002	989,055	989	36,561	-	37,550

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(8,889)	(8,889)

Balance, December 31, 2002	2,569,448	2,569	41,881	(8,889)	35,561

Distributions to shareholders	-	-	(32,750)	-	(32,750)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

See Notes to Financial Statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH DECEMBER 31, 2009

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Net loss	-	-	-	(3,273)	(3,273)

Balance, December 31, 2003	2,569,448	2,569	10,331	(12,162)	738

Additional paid-in capital contributed by related party	-	-	832	-	832

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(3,889)	(3,889)

Balance, December 31, 2004	2,569,448	2,569	12,363	(16,051)	(1,119)

Additional paid-in capital contributed by related party	-	-	50	-	50

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,440)	(2,440)

See Notes to Financial Statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH DECEMBER 31, 2009

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2005	2,569,448	2,569	13,613	(18,491)	(2,309)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,200	-	1,200

Net loss	-	-	-	(2,909)	(2,909)

Balance, December 31, 2006	2,569,448	2,569	14,813	(21,400)	(4,018)

Issuance of common stock, May 18, 2007	576,181	576	34,424	-	35,000

Issuance of common stock, May 31, 2007	288,090	288	17,212	-	17,500

Issuance of common stock, June 7, 2007	353,939	354	21,146	-	21,500

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Conversion of note receivable	-	-	1,875		1,875

Net loss	-	-	-	(58,882)	(58,882)

See Notes to Financial Statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH DECEMBER 31, 2009

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During .Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2007	3,787,658	3,788	90,369	(80,282)	13,875

Net loss	-	$-	$-	$(55,945)	$(55,945)

Balance, December 31, 2008	3,787,658	3,788	90,369	(136,227)	(42,070)

Conversion of debt, June 19, 2009	712,354	712	42,560		43,272

Net loss	-	-	-	(36,847)	(36,847)

Balance, December 31, 2009	4,500,012	$4,500	$132,929	$(173,074)	$(35,645)

See Notes to Financial Statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Inception
	Years Ended December 31,		(January 18, 2002) to
			December 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(36,847)	$(55,945)	$(173,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	-	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	-	6,250	-
Increase in accounts payable and accrued expenses	16,650	22,967	58,908
Increase in income taxes payable	-	800	1,600

Net cash used in operating activities	(20,197)	(25,928)	(99,966)

Cash flows from investing activities
Promissory note receivable	-	-	(25,000)
Increase in interest on note receivable	-	-	(625)

Net cash used in investing activities	-	-	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from note payable, related party	20,943	23,500	44,443
Proceeds from convertible note payable	-	3,000	3,000

Net cash provided by financing activities	20,943	26,500	127,125

Net (decrease) increase in cash	746	572	1,534

Cash, beginning of period	788	216	-

Cash, end of period	$1,534	$788	$1,534

See Notes to Financial Statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Inception
	Years Ended December 31,		(January 18, 2002) to
			December 31,
	2009	2008	2009

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$4,800
Interest paid	$-	$-	$-
Conversion of note payables and accrued
interest into common stock	$43,272	$-	$43,272
Conversion of note receivable and accrued
interest into common stock of long term investment	$-	$-	$25,625
Gain on conversion	$-	$-	$1,875

See Notes to Financial Statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

SN Strategies Corp. is currently a development stage company under the provisions of Accounting Standards Codification (ASC) 915 “Development Stage Entities”. For the year ended December 31, 2009, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company has evaluated subsequent events through April 9, 2010, the date these financial statements were issued.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under ASC No. 740, “Accounting for Income Taxes”. Under the asset and liability method of ASC No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income”.  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (January 18, 2002) through December 31, 2009, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

Segment Reporting

Pursuant to ASC No. 280, “Segment Reporting,” (“ASC No. 280”), the Company is required to disclose certain disclosures of operating segments, as defined in ASC No. 280. Management has determined that the Company has only one operating segment and therefore does not disclose operating segment information.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company provides consulting services. Revenues from these services are to be recognized in accordance with ASC No. 605, “Revenue Recognition,” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured

Recent Accounting Pronouncements

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
DECEMBER 31, 2009

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

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $173,074 from inception (January 18, 2002) through December 31, 2009.

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

Determination of Fair Value

At December 31, 2009 and 2008, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

3.	FAIR VALUE MEASUREMENTS (Continued)

		December 31, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Investment	3	$27,500	$27,500	$27,500	$27,500
Liabilities
Convertible note	2	-	-	3,000	3,000
Related party notes	3	7,318	7,318	23,500	23,500

4.            INVESTMENT

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

The Company currently holds less than 10% of Adisn, Inc. which approximates the Company’s pro rata share of their underlying value. It is not practicable to estimate the fair value of the Company’s investment in the common stock of this entity other than by its original cost because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amount was not impaired as of December 30, 2009 and 2008, respectively.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

5.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2009 and 2008.

 6.           CONVERTIBLE NOTE PAYABLE

On January 4, 2008, the Company entered into a convertible promissory note agreement to obtain a loan for $3,000. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest must be repaid by January 4, 2010.  The note accrued interest at the rate of 10% per annum. The note holder and the Company had the right from and after March 4, 2008, and until the maturity date, to convert all or any portion of the outstanding principal balance and any unpaid accrued interest into shares of the Company’s common stock on the basis of $0.10 per share. At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $144 and $149 for the years ended December 31, 2009 and 2008, respectively. On June 18, 2009, the note was amended to reflect a conversion price of $0.08 per share.  On June 19, 2009 the holder converted $3,000 of principal and $447 of accrued interest into 56,740 shares of the Company’s common stock.

7.           NOTES PAYABLE, RELATED PARTY

On April 15, 2008, the Company entered into a promissory note agreement to obtain a loan for $13,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $614 and $607 for the years ended December 31, 2009 and 2008, respectively.

On September 29, 2008, the Company entered into a promissory note agreement to obtain a loan for $6,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $283 and $1 for the years ended December 31, 2009 and 2008, respectively.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

7.           NOTES PAYABLE, RELATED PARTY (continued)

On January 16, 2009, the Company entered into a promissory note agreement to obtain a loan for $4,625 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $198 and $0 for the years ended December 31, 2009 and 2008, respectively.

On May 8, 2009, the Company entered into a promissory note agreement to obtain a loan for $9,000 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $105 and $0 for the years ended December 31, 2009 and 2008, respectively.

On June 19, 2009, the holder of the above five notes converted $37,125 of principal and $2,700 of accrued interest into 655,614 shares of the Company’s common stock.

On June 26, 2009, the Company entered into a promissory note agreement to obtain a loan for $1,250 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty. Upon sixty-one (61) days notice to the Company, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of the Company’s common stock at a conversion rate of $0.08 per share.  At December 31, 2009, the principal balance is $1,250 and accrued interest is $65. Interest expense was $65 and $0 for the years ended December 31, 2009 and 2008, respectively.

On November 5, 2009, the Company entered into a promissory note agreement to obtain a loan for $6,068 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty. Upon sixty-one (61) days notice to the Company, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of the Company’s common stock at a conversion rate of $0.08 per share.  At December 31, 2009, the principal balance is $6,068 and accrued interest is $95. Interest expense was $95 and $0 for the years ended December 31, 2009 and 2008, respectively.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

8.           STOCKHOLDER’S EQUITY

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

On April 22, 2007, the Company effectuated a one for five (1:5) reverse stock split whereby each share of the Company’s common stock outstanding was converted into 0.20 of a share of the Company’s common stock.  Accordingly, the outstanding common stock and per share amounts have been retroactively stated to reflect the stock split within the Company’s financial statements, pursuant to SEC Staff Accounting Bulletin, Topic 4C.

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

On July 9, 2009, the Company effectuated a one for 1.316984 forward stock split whereby each share of the Company’s common stock outstanding was converted into 1.316984 shares of the Company’s common stock.  Accordingly, the outstanding common stock and per share amounts have been retroactively stated to reflect the stock split within the Company’s financial statements, pursuant to SEC Staff Accounting Bulletin, Topic 4C.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

9.             CONCENTRATION OF CREDIT RISK

During 2009 and 2008, the Company transacted its business with one customer which accounted for 100% of total revenues.  Total revenues from this customer were $38,363 and $22,574 for the years-ended December 31, 2009 and 2008, respectively.  Total accounts receivable due from this customer at December 31, 2009 and 2008 were $-0-.

10.           PROVISION FOR INCOME TAXES

For the years ended December 31, 2009 and 2008 and for the period from inception (January 18, 2002) through December 31, 2009, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $172,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2009 and 2008, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

	2009	2008
Federal net operating loss (at 25%)	$43,000	$33,000
State net operating loss (at 8.84%)	15,000	11,700

	58,000	44,700
Less: valuation allowance	(58,000)	(44,700)

	$-	$-

The Company’s valuation allowance increased by approximately $13,300 and $22,600 during the years ended December 31, 2009 and 2008, respectively.

11.           RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.

SN STRATEGIES CORP.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

11.           RELATED PARTY TRANSACTIONS (Continued)

From October 1, 2007, through June 15, 2009, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $11,000 and $12,000 for the years ended December 31, 2009 and 2008, respectively.

12.           DISCONTINUED OPERATIONS

In 2007, the Company abandoned its waterproof and protective cast cover business.  A loss on operations for this business has been reclassified and presented as a single line item in the statements of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K except for the following:

On March 30, 2010, we dismissed Mendoza Berger & Company, LLP (“Mendoza”) as our principal accountant effective on such date. The reports of Mendoza on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Q Accountancy Corporation (“QAC”) as its new principal accountant effective as of March 30, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, the date of dismissal, there were no disagreements with Mendoza on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Mendoza, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged QAC as our new independent accountant as of March 30, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, we nor anyone on our behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

The following table sets forth information regarding our executive officers and director.

Name	Age	Position
Michael Hawks	37	President, Secretary, Chief Financial Officer and Director

Michael Hawks. Mr. Michael Hawks has been our President, Secretary and Chief Financial Officer and one of our directors since April 2007. Mr. Hawks has been our sole director since June 2009.  From 2005 to the present, Mr. Hawks has the Vice President of Parker Printing where he oversees the day to day operations as well as all sales and marketing management including new business and website development.  From 1999 to 2005, Mr. Hawks was an Infusion Therapy Specialist at B. Braun Medical where he was responsible for hospital sales and marketing in the greater Orange County and Long Beach territories. From 1997 to 1999, Mr. Hawks was a sales representative at The Standard Register Company where he was responsible for outside printing sales in Orange County. Mr. Hawks graduated with a Bachelor of Science degree from the University of California, Berkeley in 1995.  Mr. Hawks is not an officer or director of any reporting company.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2009 and 2008.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks President, Secretary, CFO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to us. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in January 2002.

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Michael Hawks, President, Secretary, CFO	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Michael Hawks	0	0	0	0	0	0	0
Eric Kennedy(1)	0	0	0	0	0	0	0
    (1) On June 29, 2009, our Board of Directors accepted the resignation of Eric Kennedy as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Michael Hawks 1077 Balboa Avenue Laguna Beach, CA 92651	539,964 shares(1), President, Secretary, CFO and director	12.00%
Common Stock	Cake Ventures LLC (2) 500 Newport Center Drive, Suite 950 Newport Beach, California 92660	2,500,711 shares	55.57%
Common Stock	All directors and named executive officers as a group	539,964 shares	12.00%
(1) Includes 13,170 shares of common stock held by Renee Hawks, who is the spouse of Michael Hawks, our President, Secretary, Chief Financial Officer and our sole director. Michael Hawks is deemed to beneficially own those shares.
(2) Includes 237,058 shares of common stock held by two members of Cake Ventures, LLC. Monu Joseph has sole voting and investment control over the securities held by Cake Ventures LLC.

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

From our inception through September 30, 2007, we utilized office space of our officer and stockholder at no charge.  We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  From October 1, 2007, through June 15, 2009, we utilized office space of our officer and stockholder in exchange for $1,000 per month.  We recorded total rent expense of $11,000 and $12,000 for the years ended December 31, 2009 and 2008, respectively.  There is no written agreement for this transaction.

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

On January 4, 2008, we entered into a convertible promissory note for $3,000 with one of our minority shareholders. The note bears interest of 10% and has a maturity date of January 1, 2009. The conversion price is $0.10 per share. In May 2008, the original note holder assigned all rights, title and interest of the convertible note payable.  In February 2009, the maturity date of this note was extended to January 4, 2010. On June 19, 2009, this minority shareholder converted the principal and interest dues into common stock.

On April 15, 2008, we entered into a promissory note agreement for $13,000 with one of our principal shareholders. On July 29, 2008, we entered into a promissory note agreement to obtain a loan for $4,500 from the same principal shareholder. On September 29, 2008, we entered into a promissory note agreement to obtain a loan for $6,000 from the same principal shareholder. On January 16, 2009, we entered into a promissory note agreement to obtain a loan for $4,625 from the same principal shareholder.  Under the terms of those promissory note agreements, the principal and any unpaid accrued interest shall be due and payable on demand.  The notes accrue interest at the rate of 10% per annum. We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

On September 29, 2008, we entered into a promissory note agreement for $6,000 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $283 and $1 for the years ended December 31, 2009 and 2008, respectively.

On January 16, 2009, we entered into a promissory note agreement for $4,625 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $198 and $0 for the years ended December 31, 2009 and 2008, respectively.

On May 8, 2009, we entered into a promissory note agreement for $9,000 with one of our principal shareholders. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  At December 31, 2009, the principal balance is $0 and accrued interest is $0. Interest expense was $105 and $0 for the years ended December 31, 2009 and 2008, respectively.

On June 19, 2009, the principal shareholder who held the four above notes converted $37,125 of principal and $2,700 of accrued interest into 655,614 shares of our common stock.

On June 26, 2009, we entered into a promissory note agreement to obtain a loan for $1,250 with a principal shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty. Upon sixty-one (61) days notice us, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of our common stock at a conversion rate of $0.08 per share.  At December 31, 2009, the principal balance is $1,250 and accrued interest is $65. Interest expense was $65 and $0 for the years ended December 31, 2009 and 2008, respectively.

On November 5, 2009, we entered into a promissory note agreement to obtain a loan for $6,068 with a principal shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty. Upon sixty-one (61) days notice to us, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of our common stock at a conversion rate of $0.08 per share.  At December 31, 2009, the principal balance is $6,068 and accrued interest is $95. Interest expense was $95 and $0 for the years ended December 31, 2009 and 2008, respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2009 and 2008, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $16,490 and $ 23,837.

Audit-Related Fees. For the fiscal year ended December 31, 2009 and 2008, respectively, we were billed a total of $2,725 and $ 3,938 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal year ended December 31, 2009 and 2008, respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $563 and $719 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.                      Description

3.1	Amended and Restated Articles of Incorporation*
3.2	Certificate of Change**
3.3	Bylaws*
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Incorporated by reference to our registration statement on Form SB-2 filed on July 26, 2007.
**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SN Strategies Corp.,
a Nevada corporation
Date: April 13, 2010	By:	/s/ Michael Hawks
Name: Michael Hawks
Title: President, Secretary, Treasurer and a director (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:           /s/ Michael Hawks                                                                                      April 13, 2010
Michael Hawks
Its:           President, Secretary, Treasurer and a director
(Principal Executive Officer and
Principal Financial and Accounting Officer)