Form 10-Q
period 2010-03-31
SN Strategies Corp.
filed 2010-05-17
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-144888

SN Strategies Corp.
(Exact name of registrant as specified in its charter)

Nevada	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1077 Balboa Avenue, Laguna Beach, California 92651
(Address of principal executive offices)

(714) 651-8000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 13, 2010, there were 4,500,012 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SN STRATEGIES CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	March 31, 2010 (Unaudited)	December 31, 2009

Current assets
Cash	$1,379	$1,534

Total current assets	1,379	1,534

Other assets
Investment	27,500	27,500

Total assets	$28,879	$29,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$61,043	$56,561
Income taxes payable	1,600	800
Note payable, related party	7,318	7,318

Total current liabilities	69,961	64,679

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 65,849,200 shares authorized, 4,500,012 and 4,500,012 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4,500	4,500
Additional paid-in capital	132,929	132,929
Deficit accumulated during the development stage	(178,511)	(173,074)

Total stockholders’ equity (deficit)	(41,082)	(35,645)

Total liabilities and stockholders’ equity (deficit)	$28,879	$29,034

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Inception (January 18, 2002) to
			March 31,
	2010	2009	2010

Net revenue	$6,968	$5,419	$73,199

Operating expenses
Legal and professional	4,298	12,740	125,089
Dues and fees	153	18	22,179
Rent	4,000	3,000	30,900
General and administrative	2,971	3,166	46,078

Total operating expenses	11,422	18,924	224,246

Other income (expense)
Interest income (expense), net	(183)	(760)	(2,864)

Loss from continuing operations before income taxes	(4,637)	(14,265)	(153,911)

Provision for income taxes	800	800	3,200

Loss from continuing operations	(5,437)	(15,065)	(157,111)

Discontinued operations	-	-	(21,400)

Net loss	$(5,437)	$(15,065)	$(178,511)

Net loss per common share from continuing operations – basic and diluted	$(0.00)	$(0.00)	$(0.05)

Net loss per common share from discontinued operations – basic and diluted	$-	$-	$(0.01)

Weighted average of common shares – basic and diluted	4,500,000	3,787,646	2,958,901

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2010
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
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2010
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
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2010
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

SN STRATEGIES CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (JANUARY 18, 2002) THROUGH MARCH 31, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2007	3,787,658	3,788	90,369	(80,282)	13,875

Net loss	-	-	-	(55,945)	(55,945)

Balance, December 31, 2008	3,787,658	3,788	90,369	(136,227)	(42,070)

Conversion of debt, June 19, 2009	712,354	712	42,560		43,272

Net loss	-	-	-	(36,847)	(36,847)

Balance, December 31, 2009	4,500,012	4,500	132,929	(173,074)	(35,645)

Net loss	-	-	-	(5,437)	(5,437)

Balance, March 31, 2010	4,500,012	$4,500	$132,929	$(178,511)	$(41,082)

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Three Months Ended March 31,		(January 18, 2002) to
			March 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(5,437)	$(15,065)	$(178,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	6,000
Additional paid-in capital in exchange for facilities provided by related party	-	-	6,600
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued expenses	4,482	9,875	64,190
Increase in income taxes payable	800	800	1,600

Net cash used in operating activities	(155)	(4,390)	(100,121)

Cash flows from investing activities
Promissory note receivable	-	-	(25,000)
Increase in interest on note receivable	-	-	(625)

Net cash used in investing activities	-	-	(25,625)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	111,550
Distributions to shareholders	-	-	(32,750)
Capital contributions	-	-	882
Proceeds from note payable, related party	-	4,625	44,443
Proceeds from convertible note payable	-	-	3,000

Net cash provided by financing activities	-	4,625	127,125

Net (decrease) increase in cash	(155)	235	1,379

Cash, beginning of period	1,534	788	-

Cash, end of period	$1,379	$1,023	$1,379

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Three Months Ended March 31,		(January 18, 2002) to
			March 31,
	2010	2009	2010

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$4,800
Interest paid	$-	$-	$-
Conversion of note payables and accrued
interest into common stock	$-	$-	$43,272
Conversion of note receivable and accrued
interest into common stock of long term investment	$-	$-	$25,625
Gain on conversion	$-	$-	$1,875

See accompanying notes to unaudited financial statements.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

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

SN Strategies Corp. is currently a development stage company under the provisions of Accounting Standards Codification (ASC) 915 “Development Stage Entities”. For the three months ended March 31, 2010, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company has evaluated subsequent events through May 12, 2010,  the date these financial statements were issued.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K of SN Strategies Corp. for the period ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2009 included in the Company’s annual report on Form 10-K.

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
MARCH 31, 2010

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income”.  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (January 18, 2002) through March 31, 2010, the Company had no other components of comprehensive loss other than the net loss as reported on the statement of operations.

Segment Reporting

Pursuant to ASC No. 280, “Segment Reporting,” (“ASC No. 280”), the Company is required to disclose certain disclosures of operating segments, as defined in ASC No. 280. Management has determined that the Company has only one operating segment and therefore does not disclose operating segment information.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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
MARCH 31, 2010

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
MARCH 31, 2010

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

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $178,511 from inception (January 18, 2002) through March 31, 2010.

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

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

3.
FAIR VALUE ACCOUNTING

Determination of Fair Value

At March 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

       The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		March 31, 2010		December 31, 2009
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Investment	3	$27,500	27,500	27,500	27,500
Liabilities
Convertible note	2	$-	-	$3,000	$3,000
Related party notes	3	7,318	7,318	23,500	23,500

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

4.           INVESTMENT

On May 18, 2007, the Company extended a $25,000 loan to Fliva, Inc. (Fliva) in exchange for a convertible promissory note and a warrant agreement.  Under the terms of the convertible promissory note agreement, the note accrues interest at 5% per annum and matured on May 18, 2009.

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

On November 12, 2007, the Company exchanged its 687,500 shares of Fliva’s common stock, valued at $27,500, for 201,343 shares of common stock of Magic Cow, Inc. pursuant to a Share Exchange Agreement between Fliva and Magic Cow, Inc.

5.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2010.

6.           NOTE PAYABLE, RELATED PARTY

On June 26, 2009, the Company entered into a promissory note agreement to obtain a loan for $1,250 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty. Upon sixty-one (61) days notice to the Company, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of the Company’s common stock at a conversion rate of $0.08 per share.  At March 31, 2010, the principal balance is $1,250 and accrued interest is $97. Interest expense was $31 and $0 for the three months ended March 31, 2010 and 2009, respectively.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

6.           NOTE PAYABLE, RELATED PARTY (continued)

On November 5, 2009, the Company entered into a promissory note agreement to obtain a loan for $6,068 with a major shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at the option of the Company, in whole or in part without penalty. Upon sixty-one (61) days notice to the Company, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of the Company’s common stock at a conversion rate of $0.08 per share.  At March 31, 2010, the principal balance is $6,068 and accrued interest is $246. Interest expense was $152 and $0 for the three months ended March 31, 2010 and 2009, respectively.

7.           STOCKHOLDER’S EQUITY

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

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

7.           STOCKHOLDER’S EQUITY (continued)

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

8.           PROVISION FOR INCOME TAXES

As of March 31, 2010, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of March 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $177,000 which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

SN STRATEGIES CORP.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2010

8.           PROVISION FOR INCOME TAXES (continued)

As of March 31, 2010, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (at 25%)	$ 44,000
State net operating loss (at 8.84%)	16,000

60,000
Less: valuation allowance	(60,000)

$ -

The Company’s valuation allowance increased by approximately $2,000 during the three months ended March 31, 2010.

9.           RELATED PARTY TRANSACTIONS

From the Company’s inception through September 30, 2007, the Company utilized office space of an officer and stockholder of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $100 per month to operations.  The Company recorded total rent expense related to this arrangement totaling $0 and $0 for the three months ended March 31, 2010 and 2009, respectively.

From October 1, 2007, through June 15, 2009, the Company utilized office space of an officer and stockholder of the Company in exchange for $1,000 per month.  Rent expense related to the arrangement totaled $-0- and $3,000 for the three months ended March 31, 2010 and 2009, respectively.

10.           DISCONTINUED OPERATIONS

In 2007, the Company abandoned its waterproof and protective cast cover business.  A loss on operations for this business has been reclassified and presented as a single line item in the statements of operations.

11.           SUBSEQUENT EVENT

On April 21, 2010, the Company executed a promissory note in the amount of $8,000, with a stockholder. Such note is payable on demand by the stockholder and bears interest of 10% per annum.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the nine months ended March 31, 2010.

Liquidity and Capital Resources. We had cash of $1,379 as of March 31, 2010, which equals our total current assets as of that date. Our total assets of $28,879 as of March 31, 2010, included our current assets of $1,379, and other assets which are comprised of an investment of $27,500. That investment is represented by the 201,343 shares of common stock that we now own of Adisn, Inc.

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

On June 26, 2009, we entered into a promissory note agreement to obtain a loan for $1,250 with a principal shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty.  March 31, 2010, the principal balance is $1,250 and accrued interest is $97. Interest expense was $31 and $0 for the three months ended March 31, 2010 and 2009, respectively. We used those funds for working capital.

On November 5, 2009, we entered into a promissory note agreement to obtain a loan for $6,068 with a principal shareholder. Under the terms of the promissory note agreement, the principal and any unpaid accrued interest is due and payable on demand.  The note accrues interest at the rate of 10% per annum.  The note may be prepaid at any time, at our option, in whole or in part without penalty. Upon 61 days notice to us, all or any portion of the outstanding principal and unpaid accrued interest can be converted into shares of our common stock at a conversion rate of $0.08 per share.  At March 31, 2010, the principal balance is $6,068 and accrued interest is $246. Interest expense was $152 and $0 for the three months ended March 31, 2010 and 2009, respectively.

On April 21, 2010, we entered into a promissory note agreement to obtain a loan for $8,000, with a principal stockholder. Such note is payable on demand by the stockholder and bears interest of 10% per annum.

Our current liabilities were $69,961 as of March 31, 2010, which was represented by accounts payable of $61,043, income taxes payable of $1,600 and $7,318 of note payable to a related party.  We had no other liabilities and no long term commitments or contingencies as of March 31, 2010.

During 2010, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We also expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

On July 9, 2009, we effected a 1.316984 for one forward stock split whereby each share of our common stock outstanding was converted into 1.316984 shares of our common stock.

Results of Operations.

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Revenues. We had revenues of $6,968 for the three months ended March 31, 2010, as compared to revenues of $5,419 for the three months ended March 31, 2009.  Those revenues are related to services that we provide to a sales and marketing company and increased for the current period as compared to the year-ago period because we provided more services. We hope to generate more significant revenues as continue operations and implement our business plan.

Operating Expenses. For the three months ended March 31, 2010, our total operating expenses were $11,422 as compared to $18,924 of total operating expenses for the three months ended March 31, 2009. For the three months ended March 31, 2010, we had legal and professional expenses of $4,298, dues and fees of $153, rent of $4,000 and general and administrative expenses of $2,971. In comparison, for the three months ended March 31, 2009, we had legal and professional expenses of $12,740, dues and fees expenses of $18, rent expenses of $3,000 and general and administrative expenses of $3,166. A large portion of our total operating expenses is legal and professional fees, which is attributed to the legal expenses and accounting expenses related to the audit and review of our financial statements and other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expense.  For the three months ended March 31, 2010, we also had other expense of $183, which was interest from the notes payable to our major shareholder. We had other expense of $760 for the three months ended March 31, 2009.

Net Loss.  For the three months ended March 31, 2010, our net loss was $5,437, as compared to the three months ended March 31, 2009, where our net loss was $15,065. The decrease in our net loss for three months ended March 31, 2010, was due primarily to a decrease in legal and professional fees as compared the three months March 31, 2009.

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

We expect that we will continue to explore opportunities to acquire smaller companies with complementary businesses and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have identified a potential acquisition and we have conducted informal negotiations with that party. We cannot guaranty that we will acquire or enter into any formal agreement with that party, or that in the event that we acquire that entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

We have cash of $1,379 as of March 31, 2010. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

SN Strategies Corp.,
a Nevada corporation

May 17, 2010	By:	/s/ Michael Hawks
Michael Hawks
	Its:	President, Secretary, Treasurer, CFO, Director (Principal Executive, Financial and Accounting Officer)