Form 10-Q
period 2010-06-30
China SHESAYS Medical Cosmetology Inc.
filed 2010-08-16
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 333-144888

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	01-0660195
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Sichuan SHESAYS Cosmetology Hospital Co., Ltd
New No. 83, Xinnan Road, Wuhou District, Chengdu City, Sichuan Province, P.R. China	610041
(Address of Principal Executive Offices)	(Zip Code)

(86) 028-85482277
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of August 13, 2010, there were 18,000,012 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Balance Sheets as of June 30, 2010 (Consolidated and Unaudited) and December 31, 2009 (Combined and Unaudited)	F-1
Unaudited Condensed Statements of Income and Other Comprehensive Income for the three and six months ended June 30, 2010 (Consolidated) and June 30, 2009 (Combined)	F-2
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2010 (Consolidated) and 2009) (Combined)	F-3
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	1
Item 3. Quantitative and Qualitative Disclosure About Market Risk.	9
Item 4. Controls and Procedures.	9

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	10
Item 1A. Risks Factors.	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	10
Item 3. Defaults Upon Senior Securities.	10
Item 5. Other Information.	10
Item 6. Exhibits.	10

SIGNATURES

PART I
ITEM 1. FINANCIAL STATEMENTS

CHINA SHESAYS MEDICAL COSMETOLOGY INC. AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Consolidated	Combined
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$774,259	$1,371,732
Inventories, net	307,258	335,932
Due from stockholders	52,821	-
Other current assets and prepaid expenses	1,303,410	526,507
Total Current Assets	2,437,748	2,234,171

DEPOSITS PAID FOR ACQUIRING PROPERTY AND EQUIPMENT	1,732,584	282,279

OTHER ASSETS	1,072,981	-

PROPERTY AND EQUIPMENT, NET	1,533,934	1,347,382

TOTAL ASSETS	$6,777,247	$3,863,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$461,163	$508,643
Notes payable	887,358	42,659
Deferred revenue	22,032	24,254
Other payables and accrued liabilities	802,504	655,913
Income tax payable	513,140	54,428
Sales tax payable and other taxes payable	10,933	7,260
Due to a related company	-	20,555
Total Current Liabilities	2,697,130	1,313,712

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,000,012 shares issued as of June 30, 2010 and 13,500,012 shares issued as of December 31, 2009	18,000	13,500
Additional paid in capital	1,056,900	1,011,153
Retained earnings
Unappropriated	2,837,539	1,373,765
Appropriated	151,284	151,284
Accumulated other comprehensive income	16,394	418
Total Stockholders' Equity	4,080,117	2,550,120

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,777,247	$3,863,832

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June, 30		June, 30
	2010	2009	2010	2009
	Consolidated	Combined	Consolidated	Combined

CUSTOMER SERVICE REVENUE	$2,764,750	$2,254,482	$6,012,675	$4,417,250

COST OF REVENUE
Cost of service revenue	(732,328)	(692,507)	(1,393,339)	(1,176,059)
Depreciation	(74,820)	(49,597)	(146,267)	(95,748)
Total Cost of Revenue	(807,148)	(742,104)	(1,539,606)	(1,271,807)

GROSS PROFIT	1,957,602	1,512,378	4,473,069	3,145,443

OPERATING EXPENSES
Selling, general and administrative
expenses	698,328	588,276	1,261,909	1,068,841
Advertising costs	384,340	286,869	684,719	395,844
Professional and consultant fees	360,850	16,059	378,906	45,271
Depreciation	40,981	29,827	78,073	58,273
Total Operating Expenses	1,484,499	921,031	2,403,607	1,568,229

INCOME FROM OPERATIONS	473,103	591,347	2,069,462	1,577,214

OTHER INCOME (EXPENSES)
Other income	316	40,917	617	49,461
Interest income	1,027	700	2,590	907
Interest expenses	(15,042)	-	(21,606)	-
Imputed interest	-	(257)	(247)	(514)
Other expenses	(22,341)	(15,636)	(74,969)	(30,314)
Total Other Income (Expenses), net	(36,040)	25,724	(93,615)	19,540

INCOME FROM OPERATIONS BEFORE TAXES	437,063	617,071	1,975,847	1,596,754

INCOME TAX EXPENSE	(106,953)	(57,841)	(512,073)	(111,659)

NET INCOME	330,110	559,230	1,463,774	1,485,095

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gains (losses)	15,577	(469)	15,976	(271)

COMPREHENSIVE INCOME	$345,687	$558,761	$1,479,750	$1,484,824

Net income per share-basic and diluted	$0.02	$0.04	$0.10	$0.11

Weighted average number of shares outstanding during the period
- basic and diluted	14,736,279	13,500,012	14,121,561	13,500,012

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2010	2009
	Consolidated	Combined

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,463,774	$1,485,095
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation - cost of revenue	146,267	95,748
Depreciation - operating expenses	78,073	58,273
Loss on disposal of property and equipment	8,235	-
Imputed interest	247	514
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories	29,969	(10,860)
Other current assets and prepaid expenses	(771,729)	26,386
Increase (decrease) in:
Accounts payable	(49,427)	65,288
Deferred revenue	(2,315)	2,714
Other payables and accrued liabilities	143,291	112,458
Income tax payable	456,730	47,079
Sales tax payable and other taxes payable	3,629	(274,209)
Net cash provided by operating activities	1,506,744	1,608,486

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(412,775)	(211,952)
Deposits (paid for acquiring) property and equipment	(1,443,577)	52,607
Other receivables - long term portion	(1,068,878)	-
Due from stockholders	(52,821)	(1,706)
Net cash used in investing activities	(2,978,051)	(161,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	877,868	-
Bank loan repaid	(36,578)	-
Due to related companies	(20,563)	(87,240)
Due to stockholders	-	(408,724)
Contribution by stockholders	50,000	-
Net cash provided by (used in) financing activities	870,727	(495,964)

EFFECT OF EXCHANGE RATES ON CASH	3,107	(163)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(597,473)	951,308

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,371,732	40,411

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$774,259	$991,719
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expenses	$21,606	$-
Cash paid for income tax	$55,343	$64,580

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
AND SUBSIDIARIES
(fka SN Strategies Corp.)

Notes to the Condensed Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2010, the results of operations for the three and six months ended June 30, 2010 (consolidated) and 2009 (combined) and statements of cash flows for the six months ended June 30, 2010 (consolidated) and 2009 (combined). The consolidated results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for a full year.

These condensed financial statement should be read in conjunction with the financial statements and notes for the years ended December 31, 2009 and 2008 of Sichuan Shesays Cosmetology Hospital Company Limited (“Sichuan Shesays”) appearing in the Company's on Form 8-K as filed with the SEC on June 7, 2010.

NOTE 2 ORGANIZATION

SN Strategies Corp. was incorporated under the laws of the State of Nevada on January 18, 2002.

Perfect Support Limited (“Perfect Support”) was incorporated in the British Virgin Islands (“BVI”) on January 15, 2010 as an investment holding company. Through its wholly owned subsidiary, Chengdu Boan Investment Management Co., Limited (“Chengdu Boan”), the Company is principally engaged in providing consultancy services on medical beauty services, cosmetic surgery services and cosmetic dentistry services in the People’s Republic of China (“PRC”). Chengdu Boan was incorporated in the PRC as a wholly-owned foreign enterprise on April 27, 2010. In accordance with the business permit, Chengdu Boan’s right of operation expires on April 27, 2040 and is renewable on expiry.

Sichuan Shesays was incorporated in the PRC on May 30, 2005 as a limited liability company. Sichuan Shesays is a clinic for providing professional medical beauty services, cosmetic surgery services and cosmetic dentistry services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on May 30, 2025.

On April 27, 2010, Chengdu Boan entered into a series of agreements (collectively known as the Restructuring Agreements) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays, making Sichuan Shesays a contractually controlled affiliate under ASC Topic 810 "Consolidation” (formerly EITF 97-2). As both companies were under common control before and after the consummation of the Restructuring Agreements on April 27, 2010, the restructure was accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

On June 6, 2010, SN Strategies Corp., the Parent, China Shesays Medical Cosmetology Inc., the Merger Sub, a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stocks of Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of Acquired Sub 10 shares for all outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent Company.

Concurrent with the merger, the Merger Sub shall be merged with and into the Parent at the effective time of the merger. The Company will become a wholly owned subsidiary of the Parent upon which the Merger Sub shall no longer exist, and Parent’s name will change to the Merger Sub’s name.

China Shesays, Perfect Support, Chengdu Boan and Sichuan Shesays are hereinafter referred to as (“the Company”).

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
AND SUBSIDIARIES
(fka SN Strategies Corp.)

Notes to the Condensed Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

For financial reporting purposes, the merger has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustments to the carrying value of assets and liabilities. Share and per share amounts reflect the effects of the recapitalization for all periods presented. In addition, the presentation for all periods includes equity transactions of the Acquired Sub as adjusted for the effects of the recapitalization.

NOTE 3 PRINCIPLES OF CONSOLIDATION / COMBINATION

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2010 include the financial statements of China Shesays, its wholly owned subsidiary, Perfect Support, Chengdu Boan and Sichuan Shesays, a contractually controlled affiliate for the six months ended June 30, 2010 (collectively known as the “Company”).

The accompanying unaudited combined financial statements for the six months ended June 30, 2009 include the financial statements of the contractually controlled affiliate, China Shesays for the six months ended June 30, 2009.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 5 RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In February 2010, FASB issued ASU 2010-10 “Consolidation” (Topic 810), “Amendments for Certain Investment Funds”. ASU 2010-10 amends the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. ASU 2010-10 is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not expect the standard to have any impact on the Company’s consolidated financial position.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the standard to have any impact on the Company’s consolidated financial position.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
AND SUBSIDIARIES
(fka SN Strategies Corp.)

Notes to the Condensed Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the standard to have any impact on the Company’s consolidated financial position and results of operations except that additional disclosures will be made in the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the standard to have any impact on the Company’s consolidated financial position.

NOTE 6 DEPOSITS PAID FOR ACQUIRING PROPERTY AND EQUIPMENT

Purchases of these equipments are due to the set up of three subsidiaries for expansion of business in other parts of Sichuan Province and these equipments will be contributed to the registered capital of the subsidiaries in lieu of cash. Also included in these deposits is an amount of $1,471,444 representing deposits paid for the subsidiaries which are still in the process of incorporation.

NOTE 7 OTHER ASSETS

This represents contributions to the registered capital of the subsidiaries which are still in the process of incorporation (See Note 6).

NOTE 8 NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Note payable to a bank, unsecured, interest rate of 10.59% per annum, due July 2010	$6,120	$42,659

Note payable to a bank, interest rate of 4.87% per annum, guaranteed by a third party, due February 2011	881,238	-
	$887,358	$42,659

Interest expense paid for the three and six months ended June 30, 2010 and 2009 were $15,042, $0, $21,606 and $0 respectively.

The guarantee provided by the third party is secured by the buildings of the Company with net book value totaling $98,803 as of June 30, 2010. Fees paid to a third party guarantor for the three and six months ended June 30, 2010 and 2009 was $0, $0, $17,554 and $0 respectively.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
AND SUBSIDIARIES
(fka SN Strategies Corp.)

Notes to the Condensed Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Shesays was incorporated in the United States and has incurred operating loss as for income tax purposes for the six months ended June 30, 2010 and 2009. As of June 30, 2010, China Shesays had federal and state net operating loss carryforwards of approximately $177,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan and Sichuan Shesays were incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%.

In 2009, Sichuan Shesays elected to have its net income for income tax purposes assessed at 10% of its service revenue and the election was approved by the local tax bureau, income tax was therefore calculated by 10% of services revenue with the applicable tax rate.

From 2010 onwards, Sichuan Shesays’s income tax will be assessed at the applicable tax rate of 25% on its net income.

The income tax expenses for the six months ended 2010 and 2009 are summarized as follows:

	(Unaudited)
	For the six month ended
	2010	2009

Current	$512,073	$111,659

A reconciliation of the provision for income taxes compared with the amount at the federal statutory income rates was as follows:

	(Unaudited)
	For the six months ended
	2010	2009

Federal and state tax rate at 34% on net income	$671,788	$547,148
Foreign tax differential	(178,534)	(144,833)
Tax reduction	-	(291,884)
Tax effect on expenses non deductible for tax purpose	2,675	-
Other adjustments	16,144	1,228
Total income tax expenses	$512,073	$111,659

NOTE 10 STOCKHOLDERS’ EQUITY

Common stock

On June 6, 2010, the Company issued 13,500,012 shares of common stock in reverse merger for the recapitalization of Perfect Support and re-organization of China Shesays.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
AND SUBSIDIARIES
(fka SN Strategies Corp.)

Notes to the Condensed Consolidated FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of June 30, 2010 and December 31, 2009, the Company had commitments for capital expenditures on acquisition of property and equipment amounting to approximately $1,009,900 and $899,000 respectively.

(b)	Rental leases commitment

The Company leases clinic spaces and staff quarters from third parties under fifty-one operating leases which expire between August 29, 2010 and January 1, 2020.

As of June 30, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending June 30
2011	$453,127
2012	1,628,731
2013	1,618,097
2014	1,600,835
2015	1,561,051
Thereafter	1,027,722
Total	$7,889,563

NOTE 12 RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, the Company owed $0 and $20,555 respectively to a related company on an unsecured basis, repayable on demand and interest free. Imputed interest was charged at 5% per annum on the amounts owed to the related company.

During the three and six months ended June 30, 2010 and 2009, total imputed interest expenses recorded as additional paid-in capital amounted to $0, $257, $247 and $514 respectively.

As of June 30, 2010 and December 31, 2009, the stockholders owed the Company $52,821 and $0 respectively which are unsecured, interest free and repayable on demand. These amounts were advanced prior to the reverse merger.

NOTE 13 CONCENTRATIONS AND RISKS

As of June 30, 2010 and 31 December 2009, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

The Company relied on three suppliers and purchases from these suppliers for the six months ended June 30, 2010 and 2009 were as follows:

	Supplier A	Supplier B	Supplier C
For the six months ended
June 30, 2010	12%	13%	19%
June 30, 2009	16%	12%	-

As of June 30, 2010, the total amount owed to those suppliers was $203,546.

No single customer accounted for more than 10% of the service revenue for the three and six months ended June 30, 2010 and 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China SHESAYS Medical Cosmetology Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions, are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

  “China” and “PRC” refer to the People's Republic of China,

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8372 for its December 31, 2009 audited balance sheet, and $1 = RMB6.8086 for its June 30, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.83474 is used for the condensed consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the second quarter of fiscal 2010, and $1= RMB6.84323 is used for the condensed combined statement of operations and comprehensive income and combined statement of cash flows for the second quarter of fiscal 2009; both of which were based on the average currency conversion rate for each respective quarterly period.

Overview of Company

          Sichuan SHESAYS Cosmetology Hospital Co., Ltd. (“SHESAYS”) was established in May 2005 with the registered capital of approximately US $1 million. Over the past five years, we have become one of the fastest growing cosmetology businesses in China and one of the most well-known cosmetology hospital chains in Sichuan province. Currently, the headquarters of SHESAYS has 188 employees, occupying the business area of approximately 43.056 square feet and receiving more than 20,000 patients each year.

          Under the direct regulation of Health Department of Sichuan Province, SHESAYS is a specialized cosmetology hospital integrating medical treatment and teaching, which is jointly founded by prestigious Chinese plastic surgery experts, cosmetic dermatologists, cosmetic dental specialists and beauty experts in Chinese medicine under the support of Medical Aesthetics and Cosmetology Society of Chinese Medical Association, Society of Aesthetic and Plastic Surgeons of Chinese Medical Doctor Association, Medical Cosmetology Commission of Chinese Association of the Integration of Traditional and Western Medicine, as well as Chinese Medical Association, Sichuan Branch. At present, we have core clinical departments and rooms such as cosmetic surgery, cosmetic dermatology, cosmetic dentistry, cosmetic Traditional Chinese Medicine (“TCM”). Services include cosmetic plastic surgery, skin care, oral beauty and cosmetic TCM.

          Headquartered in Chengdu, Sichuan province, P.R. China, SHESAYS aims to expand its business outside of Sichuan province. SHESAYS founded three new outpatient department branches in Yibin, Leshan and Zigong City, Sichuan province respectively, and is planning to set up in Chengdu the second flagship store consisting of a comprehensive cosmetology hospital.

          During the fiscal year ended December 31, 2009, we generated revenues of $8,834,673 and achieved a net income attributable to SHESAYS of US $1,766,442, which represents a growth of 98% and 27,517% respectively compared to the previous fiscal year. This increase is attributed to our increased and expanded sale to the existing and new customers in 2009. Our sales network has been expanded quickly and our client base has been enlarged tremendously. During the six months ended June 30, 2010 we had revenues of $6,012,675 as compared to revenues of $4,417,250 during the six months ended June 30, 2009, an increase of $1,595,425, or 36%, and we had net income attributable to SHESAYS in the amount of $1,463,774 for the six months ended June 30, 2010, as compared with $1,485,095 during the six months ended June 30, 2009.

Corporate History & Background

          China SHESAYS Medical Cosmetology Inc. (the “Company”), formerly known as SN Strategies Corp., was incorporated under the laws of the State of Nevada on January 18, 2002 under the original name “Klean Kast Solutions, Inc”. On April 22, 2007, the Company filed amended and restated articles and changed its name to “SN Strategies Corp”.

          We were previously a development stage company under the provisions of Accounting Standards Codification (ASC) 915 “Development Stage Entities”. For the three months ended March 31, 2010, the Company produced only minimal revenues and will continue to report as a development stage company until significant revenues are produced.

          Perfect Support Limited ("Perfect Support") was incorporated in the British Virgin Islands ("BVI") on January 15, 2010 as an investment holding company. Through its wholly owned subsidiary, Chengdu Boan Investment Management Co., Limited ("Chengdu Boan"), the Company is principally engaged in providing consultancy services on medical beauty services, cosmetic surgery services and cosmetic dentistry services in the People’s Republic of China ("PRC"). Chengdu Boan was incorporated in the PRC as a wholly-owned foreign enterprise on April 27, 2010. In accordance with the business permit, Chengdu Boan’s right of operation expires on April 27, 2040 and is renewable on expiry.

          Sichuan Shesays was incorporated in the PRC on May 30, 2005 as a limited liability company. Sichuan Shesays is a clinic for providing professional medical beauty services, cosmetic surgery services and cosmetic dentistry services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on May 30, 2025.

          On April 27, 2010, Chengdu Boan entered into a series of agreements (collectively known as the Restructuring Agreements) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays, making Sichuan Shesays a contractually controlled affiliate under ASC Topic 810 "Consolidation" (formerly EITF 97-2). As both companies were under common control before and after the consummation of the Restructuring Agreements on April 27, 2010, the restructure was accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

          On June 6, 2010, SN Strategies Corp., the Parent, China Shesays Medical Cosmetology Inc., the Merger Sub, a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stocks of Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of Acquired Sub 10 shares for all outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent Company.  Concurrent with the merger, the Merger Sub shall be merged with and into the Parent at the effective time of the merger. The Company will become a wholly owned subsidiary of the Parent upon which the Merger Sub shall no longer exist, and Parent’s name will change to the Merger Sub’s name.

          Subject to and in conjunction with the closing of the Merger and immediately after the closing of the Merger, Techno Meg Limited, a British Virgin Islands company (the "Techno"), which Techno is a majority shareholder of Perfect Support, signed a stock purchase agreement (the "Techno Stock Purchase Agreement") with certain shareholders of the Company indicated in the Techno Stock Purchase Agreement pursuant to which the forgoing mentioned shareholders of the Company sold 3,384,000 shares of Company’s common stock to Techno for US$140,000 (the "Techno Consideration") and Techno purchased the 3,384,000 shares of Company’s common stock from such shareholders; and Leading Pioneer Limited, a British Virgin Islands company (the "Pioneer"), which Pioneer is a minority shareholder of Perfect Support, signed a stock purchase agreement (the "Pioneer Stock Purchase Agreement", together with the Techno Stock Purchase Agreement, the "Purchase Agreements") with certain shareholders of the Company indicated in the Pioneer Stock Purchase Agreement pursuant to which the forgoing mentioned shareholders of the Company sold 846,000 shares of Company’s common stock to the Pioneer for US$35,000 (the "Pioneer Consideration," together with the Techno Consideration, the "Cash Consideration") and Pioneer purchased 846,000 shares of Company’s common stock from such shareholders. The transactions contemplated by the Purchase Agreements are hereinafter referred to the "Purchase", which closing of the Purchase was subject to and in conjunction with and occurred immediately after the closing of the Merger.

          Upon the completion of the Merger and the Purchase, which closing of the Purchase was subject to and in conjunction with and occurred immediately after the closing of the Merger, the stockholders of Perfect Support and their designees shall own approximately 98.5% common stocks of the Company.

          Immediately after the closing of the Merger, the Company transferred of all its business and assets that it holds prior to the closing of the Merger into Cake Ventures LLC, a California limited liability company (the “Cake”), and Cake assumed all existing liabilities of the Company prior to the effective time of the Merger and agreed to perform all duties and obligations of the Company arising under all of Company’s liabilities, including, but not limited to, all outstanding promissory notes payable to the order of Cake.

          All officers of the Company before the Merger, including Michael Hawks, the Company’s President, Secretary, Treasurer and CFO, resigned upon the effectiveness of the Merger. Mr. Yixiang Zhang was elected as the Chairman and Chief Executive Officer of the Company, Mr. Wenhui Shao, as the President, Ms. Wenbin Zhu, as the Chief Financial Officer, and Mr. Xingwang Pu, as the Chief Technology Officer.

          Mr. Yixiang Zhang, Chairman and Chief Executive Officer of SHESAYS, was elected to serve on our Board of Directors as Chairman of the Board of the Company. Mr. Michael Hawks, was the sole director prior to the Merger, remained to be a director of the Company. Effective July 19, 2010, Michael Hawks resigned from the board of directors. The resignation was not the result of any disagreement with us on any matter relating to our policies, practices or procedures.

          Wenbin Zhu was appointed as Chief Financial Officer of the Company.

          As part of the Merger, the Company’s name was changed from “SN Strategies Corp.” to the Merger Sub’s name “China SHESAYS Medical Cosmetology Inc.” The Company is communicating with FINRA for the name change and trading symbol change on the OTC Bulletin Board.

          As a result of these transactions, persons affiliated with SHESAYS now own securities that in the aggregate represent approximately 98.5% of the equity in the Company.

Corporate Structure and Contractual Arrangements

     Substantially all of our operations are conducted in China through Chengdu BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its branches.

          PRC regulations require any foreign entities that invest directly in the medical services industry to have direct operations in the medical industry outside of China. No foreign entity is allowed in China to set up a wholly-owned medical institute, however a foreign entity is permitted to set up a joint venture medical institute with Chinese entities. Foreign investors are permitted to hold shares of the joint venture medical institute at maximum of 70%.

          We do not currently directly operate medical services outside of China and cannot qualify under PRC regulations. Since we have not been involved in the direct operation of medical services business outside of China, our domestic PRC subsidiary, BOAN, which is considered foreign-invested, is currently ineligible to apply for the required medical services licenses in China. Our medical services business is currently provided through contractual arrangements with our consolidated affiliated entities in China, including SHESAYS and its branches. SHESAYS is owned by 5 PRC citizens. SHESAYS and several of its branches hold the requisite licenses to provide medical services in China.

          SHESAYS and its branches directly operate our cosmetology hospitals. We expect to continue to depend on SHESAYS and its branches to operate our medical services until we qualify for direct ownership of a medical business in China under PRC laws and regulations and acquire SHESAYS and its branches as our direct, wholly-owned subsidiaries, as described below. BOAN has entered into contractual arrangements with SHESAYS and shareholders, pursuant to which, we are able to exert effective control over SHESAYS and its subsidiaries; a substantial portion of the economic benefits of SHESAYS and its subsidiaries will be transferred to us; and BOAN or its designee has an exclusive option to purchase all or part of the equity interests in SHESAYS, all or part of the equity interests in SHESAYS’s subsidiaries that are owned by SHESAYS or its nominee holders, or all or part of the assets of SHESAYS, in each case when and to the extent permitted by PRC law.

          In connection with its entry into the World Trade Organization, China is required to relax restrictions on foreign investment in the medical industry in China. We do not currently know how or when we will be able to qualify under these regulations. Even if we do qualify in the future, it may be burdensome or not cost effective for us to meet the required criteria for direct ownership. If and when we qualify for direct ownership, we intend to explore the commercial feasibility of changing our current structure, including possibly direct ownership of SHESAYS and its subsidiaries, taking into consideration of relevant cost, market, competitive and other factors. In the event we take such steps, we cannot assure you that we will be able to identify or acquire a qualified foreign company for a possible future restructuring or any restructuring we may undertake to facilitate direct ownership will be successful.

          Agreements that Transfer Economic Benefits to Us

          Pursuant to our contractual arrangements with SHESAYS and its subsidiaries, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. The service fees shall equal to 100% of the residual return of SHESAYS and its subsidiaries which can be waived by BOAN from time to time in its sole discretion.

          Agreements that Provide Effective Control over Sichuan SHESAYS and its future Subsidiaries

          We have entered into the following agreements with SHESAYS and its subsidiaries that provide us with effective control over SHESAYS and its subsidiaries:

               (i)      an exclusive service agreement, pursuant to which SHESAYS and its subsidiaries irrevocably entrust to BOAN the right of management and operation of SHESAYS and its subsidiaries and the responsibilities and authorities of their shareholders and directors of SHESAYS and its subsidiaries;

               (ii)      a voting rights proxy agreement, pursuant to which the shareholder of SHESAYS and its subsidiaries have granted the personnel designated by BOAN the right to appoint directors and senior management of SHESAYS and its subsidiaries and to exercise all of their other voting rights as shareholders of SHESAYS and its subsidiaries, as the case may be, as provided under the articles of association of each such entity;

               (iii)      a call option agreement, pursuant to which:

                         (a)      neither SHESAYS nor any of its subsidiaries may enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of BOAN;

                         (b)      neither SHESAYS nor any of its subsidiaries will distribute any dividends without the prior written consent of BOAN and

                         (c)      BOAN or its designee has an exclusive option to purchase all or part of the equity interests in SHESAYS, all or part of the equity interests in SHESAYS subsidiaries owned by SHESAYS or its nominee holders, or all or part of the assets of SHESAYS, in each case when and to the extent permitted by PRC law. In case of BOAN exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than the $1.00 which may be required under the laws of China to effect such purchase to comply with such legal formalities shall be either cancelled or returned to SHESAYS immediately with no additional compensation to the owners; and

                         (d)      an equity pledge agreement pursuant to which each of shareholders of SHESAYS has pledged his or her equity interest in SHESAYS and its subsidiaries, as the case may be, to BOAN to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of SHESAYS and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in SHESAYS or its subsidiaries without the prior written consent of BOAN.

Intellectual Property

          We registered two trademarks at the State Administration for Industry and Commerce of China, namely, “SHESAYS” and “Junge”. “SHESAYS” will appear as the core brand, while the SHESAYS Junge will appear in the level-I cosmetic medical outpatient departments or clinics in the third-level service model of SHESAYS.

          The domain name of our official website, xichan.cn, is authorized by China Internet Network Information Center (CNNIC).

Marketing

          We market our cosmetology services directly to the customers. Our marketing strategy consists of the following five sub-strategies: promotion system, advertisement, network marketing, three-level cosmetic service model and member management system.

Promotion System

          We have been always seeking for complete promotion system and continuous promotion innovation, mainly including:

  Rich promotion: team procurement, order, discount and coupons;
  Topic promotion: team procurement of depilation, spot-removing and teeth-whitening products which lead to new direction of the cosmetic hospitals;
  Diverse promotion time on special days and for special groups:
  A. Large-scale promotion on festivals: on New Year’s Day, Labor’s Day, National Day and winter and summer holidays.
  B. Large-scale marketing activities for promotion.

Advertisement

          According to analysis, we find out the life track and habit of the females from 20 to 35 years old with the media so as to provide accurate service for the above mentioned female customers. We publish advertisements on different media to witness the effect. In terms of advertisements, we follow the following principles:

  Combination of traditional media and interaction media;
  Establishing brand image by integrating main media, spreads brand connotation by soft information and imbedded advertisements, and realizing accurate contact by media.
  Increasing input in high-end media to obtain new customers from advanced segment markets.

Network Marketing

          Our network marketing is also one of the important components in terms of our brand strategy and plays a vital role in our brand construction. With our official network (www.xichan.cn) as the carrier, we realize internet experience marketing and consultation marketing.

  Internet experience marketing: It mainly promotes its characteristic projects, experts, special equipment and hospital information by words, figures, media, service show, brand construction and space etc so that the mass network friends can know of the departments and projects of the hospital. In addition, we enable the net friends to experience marketing process through sense-feeling-action-thought-connection.
  Network interaction marketing: we apply advanced network marketing strategy and professional network marketing technology. The network friends and consultants can communicate with each other through multiple real-time communication tools. On each page, you may see the friendly hint from the consultants. They can communicate through words, video and audio and all doubts will be given a satisfactory reply. Timely communication establishes a good brand for the hospital.

          Three-level Cosmetic Service Model of SHESAYS

          Three-level service model is a component of our marketing strategy. Through this model, we provide advanced medical cosmetic service by our flagship shops and chain shops. The flagship shops provide comprehensive plastic surgery service, especially large operation projects, while the chain shops, in the forms of secondary clinics and tertiary skin care center, focus on simple cosmetic operations, laser skin beauty projects, and large plastic surgery related consultation, as well as post-service centers.

          Such a chain model results in more sales centers and supports more sales networks by multiple channels to establish and improve marketing network in secondary market.

          Member Management System

          According to the three-level cosmetic service model, we establish cosmetic clinics and skin care centers in cities of all levels. The skincare centers will witness effect of kinds of brand promotion activities of SHESAYS to provide member database for primary comprehensive cosmetic hospitals and secondary cosmetic clinics as well as function as database maintenance and customer service.

Competition

          We compete with some of the largest cosmetology hospitals such as Huamei Zixin Medical Cosmetology Hospital, Chengdu Dahua Medical Plastic Hospital in southwest China. We compete for plastic surgery clients primarily on the basis of network size and coverage, location, price, technique level, the range and the quality of services that we offer and our brand name.

          We also compete for such business as esthetic dentistry, gynecology/male plastic surgery with private dental clinics and cosmetology departments in regular public hospitals.

Employees

          We have 188 full-time employees as of June 30, 2010, including 76 in administration, finance and other supporting departments, and 112 in medical service business departments.

Types of employees	Junior college or lower education received		Junior college education		Regular college education		Master		Doctor		Total
	Number of persons	Proportion	Number of persons	Proportion	Number of persons	Proportion	Number of persons	Proportion	Number of persons	Proportion
Administration and back office personnel	23	30%	30	39%	20	26%	1	1%	2	3%	76
Medical services	29	26%	31	28%	32	29%	11	10%	9	8%	112
Total	52	28%	61	32%	52	28%	12	6%	11	6%	188

Properties

Properties in the headquarter

Our headquarter hospital and principal executive offices are located at No. 83 (new), Xinnan Road, Wuhou District, Chengdu City, Sichuan Province, P.R. China, 610041. The first and second floor of this building consist of approximately 1,024.21 sq. meters which we leased from Sichuan Yanhua-Zhixin Industrial Group Co. Ltd., for approximately US $139,524 a year on average. The lease term will end in year 2018. The remaining floors of the building consist of approximately 2,290 sq. meters which we leased from 30 home owners and 60.43 sq. meters self owned property.

Properties in new flagship shop

Our new flagship shop (hospital) is located at No. 28, Chuangye Road, Hi-tech Zone, Chengdu City, Sichuan Province, P.R. China. The building consists of approximately 18,141 sq. meters which we leased from Sichuan Enwei Investment Group Co. ltd., for approximately US $1,301,494 per year. The lease term will end in year 2016.

Properties in other cities

Address	Area sq. meter	Lease Term
Leshan City	860.60	March 2010—February 2015
Zigong City	1292.41	April 2010—March 2015
Six properties in Cuiping District, Yibin City	822.31	March 2010—April 2015

Results of Operations

Three Months Ended June 30, 2010, Compared to the Three Months Ended June 30, 2009:

	Three months ended June 30,		$	%
	2010	2009	Change	Change

Revenue	$2,764,750	$2,254,482	$510,268	23%
Cost of revenue	807,148	742,104	65,044	9%
Gross profit	1,957,602	1,512,378	445,224	29%
Operation expenses	1,484,499	921,031	563,468	61%
Interest and financing costs, net	14,015	(700)	14,715	2102%
Other income (expense)	22,025	(25,024)	47,049	188%
Foreign exchange gain (loss)	15,577	(469)	16,046	3421%
Income tax expense	106,953	57,841	49,112	85%
Net income	345,687	558,761	(213,074)	-38%

Revenues

Our revenue for the three months ended June 30, 2010 was $2,764,750, an increase of $510,268 or 22.63% from $2,254,482 for the three months ended June 30, 2009. The increase was a result of our increased and expanded sale to the existing and new customers in the first half of 2010.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2010 was $807,148, increased by $65,044 or 8.76% from $742,104 for the three months ended June 30, 2009. The increased cost of revenue in 2010 was due to the increase in sales. Due to scale economy effect and our effort to increasing the operation efficiency, our revenue for the three months ended June 30, 2010 increased 22.63% while the cost of revenue only increased 8.76% .

Gross Profit

Our gross margin for the three months ended June 30, 2010, was 71% compared to 67% for the same period in 2009. The increase in gross margin for the three months ended June 30, 2010, compared to the same period in 2009, was due to scale economy effect and our effort to increase the operation efficiency. Our gross margin is much higher than that of other industries in China because the medical cosmetology industry is still a young one in China as more and more Chinese people can afford medical beauty consumption. Our gross margin is also substantially higher than our competitors because of our experienced management.

Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010, increased by $110,052, from $588,276 for the three months ended June 30, 2009, to $698,328 for the three months ended June 30, 2010. Professional and consultant fees for the three months ended June 30, 2010, increased by $344,791 in comparison to the same period in 2009 due to expense incurred by the reverse merger transaction closed on June 7, 2010. Advertising costs for the three months ended June 30, 2010 was $384,344, as compared with $286,869, during the three months ended June 30, 2009. The above together explain why total operating expenses for the three months ended June 30, 2010 increased by 61.18% or $563,468 from $921,031 for the three months ended June 30, 2009, to $1,484,499 for the three months ended June 30, 2010.

Interest expense

There was no interest expenses for the three months ended June 30, 2009 and $15,042 was incurred for the three month ended June 30, 2010. The increased interest expense resulted from the sizable increase in our loans during the first quarter 2010.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $330,110 for the three months ended June 30, 2010, as compared with $559,230 for the three months ended June 30, 2009. The decrease in net income was mainly attributed to increase of expense incurred by the reverse merger transaction closed on June 7, 2010.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $15,577 for the three months ended June 30, 2010, as compared with $469 loss for the three months ended June 30, 2009. The increase is due to currency exchange fluctuation of Chinese RMB to US Dollar for the periods.

Six Months Ended June 30, 2010, Compared to the Six Months Ended June 30, 2009:

	Six months ended June 30,		$	%
	2010	2009	Change	Change

Revenue	$6,012,675	$4,417,250	$1,595,425	36%
Cost of revenue	1,539,606	1,271,807	267,799	21%
Gross profit	4,473,069	3,145,443	1,327,626	42%
Operation expenses	2,403,607	1,568,229	835,378	53%
Interest and financing costs, net	19,016	(907)	19,923	2197%
Other income (expense)	74,599	(18,633)	93,232	500%
foreign exchange gain (loss)	15,976	(271)	16,247	5995%
Income tax expense	512,073	111,659	400,414	359%
Net income	1,479,750	1,484,824	(5,074)	0%

Revenues

Our revenue for the six months ended June 30, 2010, increased by $1,595,425 or 36.12% from $4,417,250 for the six months ended June 30, 2009, to $6,012,675 for the six months ended June 30, 2010. The increase was a result of our increased and expanded sale to the existing and new customers in the first half of 2010.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2010, increased by $267,799 or 21.06% from $1,271,807 for the six months ended June 30, 2009, to $1,539,606 for the six months ended June 30, 2010. The increased cost of revenue in 2010 was due to the increase in sales.

Gross Profit

Our gross margin for the six months ended June 30, 2010, was 74.39% compared to 71.21% for the same period in 2009. The increase in gross margin for the six months ended June 30, 2010, compared to the same period in 2009, was due to scale economy effect and our effort to increase the operation efficiency. Our gross margin is much higher than that of other industries in China because the medical cosmetology industry is still a young one in China as more and more Chinese people can afford medical beauty consumption. Our gross margin is also substantially higher than our competitors because of our experienced management.

Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010, increased by $193,068, from $1,068,841 for the six months ended June 30, 2009, to $1,261,909 for the six months ended June 30, 2010. Professional and consultant fees for the six months ended June 30, 2010, increased by $333,635 in comparison to the same period in 2009 due to expense incurred by the reverse merger transaction closed on June 7, 2010. Advertising costs for the six months ended June 30, 2010 was $684,719, as compared with $395,844 during the six months ended June 30, 2009. The above together explain why total operating expenses for the six months ended June 30, 2010 increased by 53.27% or $835,378 from $1,568,229 for the six months ended June 30, 2009, to $2,403,607 for the six months ended June 30, 2010.

Interest expense

There was no interest expenses for the six months ended June 30, 2009 and $21,606 was incurred for the six months ended June 30, 2010. The increased interest expense resulted from the sizable increase in our loans during the first quarter 2010.

Net Income

As a result of the factors described above, we had net income in the amount of $1,463,774 for the six months ended June 30, 2010, as compared with $1,485,095 for the six months ended June 30, 2009. The slight decrease in net income was mainly attributed to increase of expense incurred by the reverse merger transaction closed on June 7, 2010.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $15,976 for the six months ended June 30, 2010, as compared with $271 loss for the six months ended June 30, 2009. The increase is due to currency exchange fluctuation of Chinese RMB to US Dollar for the periods.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2010, that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $774,259. The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended
	June 30,
	2010	2009
	Consolidated	Combined

CASH FLOWS FROM OPERATING ACTIVITIES	$1,506,744	$1,608,486

CASH FLOWS USED IN INVESTING ACTIVITIES	(2,978,051)	(161,051)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	870,727	(495,964)

Operating Activities

Cash provided by operating activities totaled $1,506,744 for the six months ended June 30, 2010 as compared with $1,608,486 provided by operating activities for the six months ended June 30, 2009.

Net cash provided by operating activities in the six months ended June 30, 2010 was primarily attributable to the following factors: (i) net income of approximately $1,463,774, (ii) an add-back of non-cash items, such as approximately $232,822 in depreciation, (iii) an increase of $456,730 in income tax payable, (iv) other current assets and prepaid expenses decreased our cash by $771,729.

Net cash provided by operating activities in the six months ended June 30, 2009 was primarily attributable to the following factors: (i) net income of $1,485,095, (ii) an add-back of non-cash items, such as totally $154,535 in depreciation and amortization, (iii) sales tax payable and other taxes payable decreased our cash by $274,209.

Compared with the same period in 2009, the slight decrease in net cash provided by operating activities was primarily due to the slight decrease in net income.

Investing Activities

Cash used in investing activities was $2,978,051 for the six months ended June 30, 2010 as compared to $161,051 used for the six months ended June 30, 2009. Increase of cash used in investing activities is mainly because we have invested heavily in purchasing properties and equipment related to our newly established chain stores in Chengdu, Leshan, Yibin and Zigong city.

Financing Activities

Cash provided in financing activities was largely from a bank loan of $877,868 made during the six months ended June 30, 2010. Cash used in financing activities for the six months ended June 30, 2009 relate to repayments of loans of $495,964 to stockholders and related companies.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our stockholders or from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer, Chairman and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This quarterly report on Form 10-Q does not include an attestation report of our registered independent public accounting firm regarding management's assessment of our internal control over financial reporting. Management's report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and interim Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three-month period ended on June 30, 2010.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

     (a) Exhibits

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

Date: August 14, 2010	By: /s/ Yixiang Zhang
Yixiang Zhang
Chief Executive Officer and Chairman

Date: August 14, 2010	By: /s/ Wenbin Zhu
Wenbin Zhu
Chief Financial Officer