Form 10-Q
period 2010-09-30
China SHESAYS Medical Cosmetology Inc.
filed 2010-11-15
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission File Number: 333-144888

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	01-0660195
(State or Other jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

Sichuan SHESAYS Cosmetology Hospital Co., Ltd.
New No. 83, Xinnan Road, Wuhou District, Chengdu	610041
City, Sichuan Province, P.R. China
(Address of Principal Executive Offices)	(Zip Code)

(86) 028-8548-2277
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

Yes [  ]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

As of November 12, 2010, there were outstanding 18,600,012 shares of the Company’s common stock, $0.001 par value.

INTRODUCTION

In this Form 10-Q, unless indicated otherwise, references to:

  “We,” “us,” “our” and the “Company” refer to China SHESAYS Medical Cosmetology Inc. and its subsidiaries;

  “Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

  “China” and “PRC” refer to the People's Republic of China;

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.8372 for its December 31, 2009 audited balance sheet, and $1 = RMB 6,6981for its September 30, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.8164 is used for the condensed consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the third quarter of fiscal 2010, and $1= RMB 6.84251 is used for the condensed combined statement of operations and comprehensive income and combined statement of cash flows for the third quarter of fiscal 2009; both of which were based on the average currency conversion rate for each respective quarterly period.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Information contained in this report includes some statements that are not purely historical fact and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are contained principally in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

     The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to those concerning our future financial performance, our corporate strategy and operational plans. Our forward-looking statements are based on our current expectations and beliefs concerning future developments, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.”

     Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SHESAYS MEDICAL COSMETOLOGY INC. AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	Consolidated	Combined
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,054,501	$1,371,732
Inventories, net	485,692	335,932
Due from stockholders	52,821	-
Other current assets and prepaid expenses	1,673,139	526,507
Total Current Assets	3,266,153	2,234,171

OTHER ASSETS	242,681	-

PROPERTY AND EQUIPMENT, NET	4,497,538	1,629,661

TOTAL ASSETS	$8,006,372	$3,863,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$603,711	$508,643
Notes payable	895,776	42,659
Deferred revenue	30,283	24,254
Other payables and accrued liabilities	1,007,917	655,913
Income tax payable	705,089	54,428
Sales tax payable and other taxes payable	55,619	7,260
Due to a related company	-	20,555
Total Current Liabilities	3,298,395	1,313,712

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholder's equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,000,012 shares issued as of September 30, 2010 and 13,500,012 shares issued as of December 31, 2009	18,000	13,500
Additional paid in capital	1,057,082	1,011,153
Retained earnings
Unappropriated	3,244,998	1,373,765
Appropriated	151,284	151,284
Accumulated other comprehensive income	90,411	418
Total China Shesays Stockholders' Equity	4,561,775	2,550,120

Noncontrolling interests	146,202	-
Total Equity	4,707,977	2,550,120

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,006,372	$3,863,832

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September, 30		September, 30
	2010	2009	2010	2009
	Consolidated	Combined	Consolidated	Combined

CUSTOMER SERVICE REVENUE	$3,197,490	$2,377,600	$9,210,165	$6,794,850

COST OF REVENUE
Cost of service revenue	(896,097)	(572,099)	(2,289,436)	(1,748,158)
Depreciation	(101,957)	(50,481)	(248,224)	(146,229)
Total Cost of Revenue	(998,054)	(622,580)	(2,537,660)	(1,894,387)

GROSS PROFIT	2,199,436	1,755,020	6,672,505	4,900,463

OPERATING EXPENSES
Selling, general and administrative expenses	857,809	763,531	2,119,718	1,832,372
Advertising costs	520,612	112,378	1,205,331	508,222
Professional and consultant fees	152,945	2,103	531,851	47,374
Depreciation	44,494	32,114	122,567	90,387
Total Operating Expenses	1,575,860	910,126	3,979,467	2,478,355

INCOME FROM OPERATIONS	623,576	844,894	2,693,038	2,422,108

OTHER INCOME (EXPENSES)
Other income	24	85	641	49,546
Interest income	1,809	-	4,399	907
Interest expenses	(13,844)	-	(35,450)	-
Imputed interest	-	(256)	(247)	(770)
Other expenses	(20,654)	(20,052)	(95,623)	(50,366)
Total Other Expenses, net	(32,665)	(20,223)	(126,280)	(683)

INCOME FROM OPERATIONS BEFORE TAXES	590,911	824,671	2,566,758	2,421,425
Add (less):
Income tax expenses	(186,492)	(60,017)	(698,565)	(171,676)
Net loss attributable to noncontrolling interests	3,040	-	3,040	-
NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	407,459	764,654	1,871,233	2,249,749

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gain	74,071	1,968	90,047	1,697
Less: foreign currency gain attributable to noncontrolling interests	(54)	-	(54)	-
Foreign currency translation gains attributable to China Shesays common stockholders	74,017	1,968	89,993	1,697
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$481,476	$766,622	$1,961,226	$2,251,446

Net income per share-basic and diluted	$0.02	$0.06	$0.12	$0.17

Weighted average number of shares outstanding during the period
- basic and diluted	16,377,056	13,500,012	15,428,576	13,500,012

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2010	2009
	Consolidated	Combined

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,871,233	$2,249,749
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation - cost of revenue	248,224	146,229
Depreciation - operating expenses	122,567	90,387
Loss on disposal of property and equipment	8,769	-
Imputed interest	247	770
Minority interest	(3,040)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories	(140,305)	(155,627)
Other current assets and prepaid expenses	(1,115,989)	(1,446)
Increase (decrease) in:
Accounts payable	83,039	80,261
Deferred revenue	5,430	3,707
Other payables and accrued liabilities	332,512	177,308
Income tax payable	641,845	92,680
Sales tax payable and other taxes payable	48,127	(325,533)
Net cash provided by operating activities	2,102,659	2,358,485

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,164,408)	(435,346)
Other assets	(238,469)	-
Due from stockholders	(52,821)	(57,080)
Net cash used in investing activities	(3,455,698)	(492,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	880,230	73,125
Bank loan repaid	(42,789)	-
Due to related companies	(20,618)	(83,975)
Due to stockholders	-	(726,261)
Contribution by stockholders	50,182	731,294
Contribution by minority stockholder	149,296	-
Net cash provided by (used in) financing activities	1,016,301	(5,817)

EFFECT OF EXCHANGE RATES ON CASH	19,507	816

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(317,231)	1,861,058

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,371,732	40,411

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,054,501	$1,901,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$35,450	$-
Cash paid for income tax	$56,720	$78,996

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 (consolidated) and 2009 (combined) and statements of cash flows for the nine months ended September 30, 2010 (consolidated) and 2009 (combined). The consolidated results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for a full year.

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

Sichuan Shesays was incorporated in the PRC on May 30, 2005 as a limited liability company. Sichuan Shesays is a clinic for providing professional medical beauty services, cosmetic surgery services and cosmetic dentistry services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on May 30, 2025.

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 6). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

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

Concurrent with the merger, the Merger Sub merged with and into the Parent at the effective time of the merger. The Merger Sub no longer existed, and Parent’s name was changed to the Merger Sub’s name.

For financial reporting purposes, the merger has been accounted for as a recapitalization of the Parent whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustments to the carrying value of assets and liabilities. Share and per share amounts reflect the effects of the recapitalization for all periods presented. In addition, the presentation for all periods includes equity transactions of the Acquired Sub as adjusted for the effects of the recapitalization.

On July 8, 2010, Sichuan Shesays established a PRC limited liability company, Leshan Jiazhou Shesays Junge Cosmetology Company Limited (“Leshan Jiazhou Shesays”) with a registered capital of $736,594 to which Sichuan Shesays contributed $265,984 in cash and a set of machinery totaling $470,610 in lieu of cash. Leshan Jiazhou Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

On August 18, 2010, Sichuan Shesays together with a third party established a PRC limited liability company, Yibin Shesays Junge Cosmetology Clinic Company Limited (“Yibin Shesays”) with a registered capital of $734,981. Sichuan Shesays contributed $587,985 in cash to the registered capital of Yibin Shesays, representing 80% of the equity of Yibin Shesays. Yibin Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on December 31, 2014.

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays and Yibin Shesays are hereinafter referred to as (“the Company”).

NOTE 3 PRINCIPLES OF CONSOLIDATION / COMBINATION

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiary, Leshan Jiazhou Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interests represent the minority stockholders’ 20% proportionate share of the results of Yibin Shesays.

The accompanying unaudited combined financial statements for the nine months ended September 30, 2009 include the financial statements of China Shesays and the contractually controlled affiliate, Sichuan Shesays for the nine months ended September 30, 2009.

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

NOTE 5 RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In February 2010, FASB issued ASU 2010-10 “Consolidation” (Topic 810), “Amendments for Certain Investment Funds”. ASU 2010-10 amends the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation.ASU 2010-10 is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not expect the standard to have any impact on the Company’s consolidated financial position.

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

NOTE 6 VARIABLE INTEREST ENTITIES

The Company accounts for Variable Interest Entities (“VIE”) in accordance with ASC 810. As a result of the adoption of ASU 2009-17, consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010, ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive the benefits from the VIEs that could potentially be significant to the VIEs. The Company has applied the requirements of ASC 810 on a prospective basis from the date of adoption.

The Company assesses all newly created entities and those with which the Company becomes involved to determine whether such entities are VIEs and, if so, whether or not the Company is their primary beneficiary.

On April 27, 2010, the Company through its PRC subsidiary, Chengdu Boan entered into a series of contractual arrangements with Sichuan Shesays and the stockholders of Sichuan Shesays pursuant to which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries if any, from time to time, and Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, are considered VIEs of the Company.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of September 30, 2010, Sichuan Shesays and its subsidiaries had total assets of $7,964,640 and total liabilities of $4,349,474. As of December 31, 2009, Sichuan Shesays had total assets of $3,863,832 and total liabilities of $1,313,712.

NOTE 7 INVENTORIES

	September 30,	December 31,
	2010	2009
	(Unaudited)

Medical materials	$373,173	$251,187
Finished goods - merchandise	112,519	84,745
Less: Provision for obsolescence	-	-
	$485,692	$335,932

NOTE 8 OTHER CURRENT ASSETS AND PREPAID EXPENSES

	September 30,	December 31,
	2010	2009
	(Unaudited)

Other receivables	$404,082	$181,498
Deposits paid	537,871	-
Advances to suppliers	109,265	35,322
Prepaid expenses	621,921	309,687
	$1,673,139	$526,507

NOTE 9 PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2010	2009
	(Unaudited)

Buildings	$110,016	$52,726
Leasehold improvements	963,569	493,021
Medical equipment	2,358,048	1,136,160
Motor vehicle	94,307	92,388
Office equipment	422,711	220,606
Deposits paid for acquiring property and equipment	1,560,201	282,279
	5,508,852	2,277,180
Less: Accumulated depreciation	(1,011,314)	(647,519)
	$4,497,538	$1,629,661

Depreciation expenses for the three and nine months ended September 30, 2010 and 2009 were $146,451, $82,595, $370,791 and $236,616 respectively.

NOTE 10 OTHER ASSETS

This represents contributions to the registered capital of the subsidiary which is still in the process of incorporation.

NOTE 11 NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Note payable to a bank, unsecured, interest rate of 10.59% per annum, due July 2010	$-	$42,659

Note payable to a bank, interest rate of 4.87% per annum, guaranteed by a third party, due February 2011	895,776	-
	$895,776	$42,659

Interest expense paid for the three and nine months ended September 30, 2010 and 2009 were $13,844, $0, $35,450 and $0 respectively.

The guarantee provided by a third party is secured by the buildings of the Company with a net book value totaling $99,362 as of September 30, 2010. Fees paid to a third party guarantor for the three and nine months ended September 30, 2010 and 2009 was $0, $0, $17,605 and $0 respectively.

NOTE 12 OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30,	December 31,
	2010	2009
	(Unaudited)

Other payables	$229,083	$52,377
Balance payment for acquiring property and equipment	111,613	10,238
Deposits from customers	256,588	215,618
Deposits from membeship reward program	268,229	221,059
Accrued liability for membership reward program	128,694	56,497
Accrued liabilities	13,710	100,124
	$1,007,917	$655,913

NOTE 13 INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Shesays was incorporated in the United States and has incurred operating loss as for income tax purposes for the nine months ended September 30, 2010 and 2009. As of September 30, 2010, China Shesays had federal and state net operating loss carryforwards of approximately $177,000 which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays and Yibin Shesays were incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%.

In 2009, Sichuan Shesays elected to have its net income for income tax purposes assessed at 10% of its service revenue and the election was approved by the local tax bureau, income tax was therefore calculated by 10% of services revenue with the applicable tax rate.

From 2010 onwards, Sichuan Shesays’s income tax will be assessed at the applicable tax rate of 25% on its net income.

The income tax expenses for the nine months ended 2010 and 2009 are summarized as follows:

	(Unaudited)
	For the nine month ended
	2010	2009

Current	$698,565 $	171,676

A reconciliation of the provision for income taxes compared with the amount at the federal statutory income rates was as follows:

	(Unaudited)
	For the nine months ended
	2010	2009

Federal and state tax rate at 34% on net income	$873,732	$823,285
Foreign tax differential	(231,990)	(217,928)
Tax reduction	-	(421,649)
Tax effect on expenses not deductible for tax purpose	2,677	-
Other adjustments	54,146	(12,032)
Total income tax expenses	$698,565	$171,676

NOTE 14 STOCKHOLDERS’ EQUITY

Common stock

On June 6, 2010, the Company issued 13,500,012 shares of common stock in reverse merger for the recapitalization of Perfect Support and re-organization of China Shesays.

NOTE 15 COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of September 30, 2010 and December 31, 2009, the Company had commitments for capital expenditures on acquisition of property and equipment amounting to approximately $256,509 and $899,000 respectively.

(b)	Rental leases commitment

The Company leases clinic spaces and staff quarters from third parties under fifty-one operating leases which expire between October 29, 2010 and January 1, 2020.

As of September 30, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending September 30
2011	$1,103,800
2012	1,636,342
2013	1,615,202
2014	1,606,214
2015	1,531,146
Thereafter	662,578
Total	$8,155,282

NOTE 16 DEFINED CONTRIBUTION RETIREMENT PLANS

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company was required to make specified contributions to the state-sponsored retirement plan based on the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the three and nine months periods ended September 30, 2010 and 2009 were $43,936, $30,268, $118,155 and $80,363 respectively.

NOTE 17 RELATED PARTY TRANSACTIONS

As of September 30, 2010 and December 31, 2009, the Company owed $0 and $20,555 respectively to a related company on an unsecured basis, repayable on demand and interest free. Imputed interest was charged at 5% per annum on the amounts owed to the related company.

During the three and nine months ended September 30, 2010 and 2009, total imputed interest expenses recorded as additional paid-in capital amounted to $0, $256, $247 and $770 respectively.

As of September 30, 2010 and December 31, 2009, the stockholders owed the Company $52,821 and $0 respectively which are unsecured, interest free and repayable on demand. These amounts were advanced prior to the reverse merger.

NOTE 18 CONCENTRATIONS AND RISKS

As of September 30, 2010 and December 31, 2009, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

The Company relied on three suppliers and purchases from these suppliers for the nine months ended September 30, 2010 and 2009 were as follows:

	Supplier A	Supplier B	Supplier C
For the nine months ended
September 30, 2010	13%	14%	11%
September 30, 2009	14%	11%	11%

As of September 30, 2010, the total amount owed to those suppliers was $197,393.

No single customer accounted for more than 10% of the service revenue for the three and nine months ended September 30, 2010 and 2009.

NOTE 19 SUBSEQUENT EVENTS

On November 5, 2010, the Company entered into a Securities Purchase Agreement with a group of accredited investors (“investors”). The Company received $1,200,000 from the investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issue of 600,000 shares of restricted common stock at $2 each by a private placement.

In connection with the private placement, a majority stockholder of the Company together with the Company entered into a make good escrow agreement with the investors, pursuant to which a total of 600,000 shares of common stock owned by the majority stockholder were delivered to an escrow agent in order to secure the Company’s obligation under the Securities Purchases Agreement. If the company fails to achieve $6,400,000 in net after tax income, the majority stockholder of the Company is obligated to transfer 600,000 shares of common stock of the Company to the investor as additional consideration under the private placement.

Pursuant to a Financial Advisory Service Agreement entered into by Sichuan Shesays and a financial advisor on June 12, 2010, the Company issued to the financial advisor a warrant to purchase 48,000 shares of common stock of the Company at an exercise price of $2 per share, exercisable within 2 years of June 7, 2010 as part of service commission in connection with the private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

     Sichuan SHESAYS Cosmetology Hospital Co., Ltd. (“SHESAYS”), our main operating affiliate, was incorporated in the PRC on May 30, 2005 as a limited liability company with a registered capital of approximately US$1 million. Over the past five years, it has become one of the fastest growing cosmetology businesses in China and one of the most well-known cosmetology hospital chains in Sichuan province. Currently, SHESAYS occupies a business area of approximately 43,056 square feet and employs 297 employees. SHESAYS serves more than 20,000 patients each year.

     Under the direct regulation of the Health Department of Sichuan Province, SHESAYS is a specialized cosmetology hospital integrating medical treatment and teaching, which is jointly founded by prestigious Chinese plastic surgery experts, cosmetic dermatologists, cosmetic dental specialists and beauty experts in Chinese medicine under the support of Medical Aesthetics and Cosmetology Society of Chinese Medical Association, Society of Aesthetic and Plastic Surgeons of Chinese Medical Doctor Association, Medical Cosmetology Commission of Chinese Association of the Integration of Traditional and Western Medicine, as well as Chinese Medical Association, Sichuan Branch. At present, we have core clinical departments and rooms such as cosmetic surgery, cosmetic dermatology, cosmetic dentistry and cosmetic Traditional Chinese Medicine (“TCM”). Services include cosmetic plastic surgery, skin care, oral beauty and cosmetic TCM.

     Headquartered in Chengdu in the Sichuan province of China, SHESAYS aims to expand its business outside of Sichuan province. SHESAYS recently established three new outpatient clinics in the cities of Yibin, Leshan and Zigong in Sichuan province, and it is planning to establish a second flagship store in Chengdu consisting of a comprehensive cosmetology hospital.

Corporate History & Background

     The Company, formerly known as SN Strategies Corp., was incorporated under the laws of the State of Nevada on January 18, 2002 under the original name “Klean Kast Solutions, Inc.” On April 22, 2007, the Company filed amended and restated articles and changed its name to “SN Strategies Corp.” We were previously a development stage company under the provisions of Accounting Standards Codification (ASC) 915 “Development Stage Entities.”

     Perfect Support Limited ("Perfect Support") was incorporated in the British Virgin Islands on January 15, 2010 as an investment holding company. Through its wholly owned subsidiary, Chengdu BOAN Investment Management Co., Limited ("Chengdu BOAN"), it is principally engaged in providing consultancy services on medical beauty services, cosmetic surgery services and cosmetic dentistry services in the PRC. Chengdu BOAN was incorporated in the PRC as a wholly-owned foreign enterprise on April 27, 2010. In accordance with its business permit, Chengdu BOAN’s right of operation expires on April 27, 2040 and is renewable on expiry.

     SHESAYS provides professional medical beauty services, cosmetic surgery services and cosmetic dentistry services to customers in PRC. In accordance with its business permit, its right of operation expires on May 30, 2025.

     On April 27, 2010, Chengdu Boan entered into a series of contractual agreements with Sichuan SHESAYS and the stockholders of Sichuan SHESAYS in which Chengdu Boan assumed the management of the business activities of Sichuan SHESAYS and its subsidiaries, if any, from time to time, Sichuan SHESAYS and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan SHESAYS and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan SHESAYS and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan SHESAYS and its subsidiaries. Accordingly, Sichuan SHESAYS and its subsidiaries should be consolidated under ASC 810. As Perfect Support, Chengdu Boan, Sichuan SHESAYS and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

     On June 6, 2010, SN Strategies Corp. (the “Parent”), China SHESAYS Medical Cosmetology Inc., a Nevada corporation incorporated on May 20, 2010 and wholly owned by the Parent (“Merger Sub”), Perfect Support (“Acquired Sub”), and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which Merger Sub agreed to acquire 100% of the common stock of Acquired Sub. In connection with the merger, Merger Sub issued to the stockholders of Acquired Sub 10 shares for all outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent. Concurrently with the merger, Merger Sub was merged with and into the Parent. The Parent’s name was change to the name of Merger Sub, “China SHESAYS Medical Cosmetology Inc.”

     Subject to and in conjunction with the closing of the merger and immediately after the closing of the merger, Techno Meg Limited, a British Virgin Islands company and majority shareholder of Perfect Support (the "Techno"), signed a stock purchase agreement with certain shareholders of the Company (the "Techno Stock Purchase Agreement") pursuant to which those certain shareholders sold 3,384,000 shares of Company’s common stock to Techno for US$140,000. Leading Pioneer Limited, a British Virgin Islands company and minority shareholder of Perfect Support ("Pioneer"), signed a stock purchase agreement with certain shareholders of the Company (the "Pioneer Stock Purchase Agreement," together with the Techno Stock Purchase Agreement, the "Purchase Agreements") pursuant to which those certain shareholders of the Company sold 846,000 shares of Company’s common stock to the Pioneer for US$35,000. The transactions contemplated by the Purchase Agreements (the "Purchase") were subject to and occurred immediately after the closing of the merger.

     Upon the completion of the merger and the Purchase, the stockholders of Perfect Support and their designees owned approximately 98.5% of the common stock of the Company.

     Immediately after the closing of the merger, the Company transferred of all its business and assets that it held prior to the closing of the merger into Cake Ventures LLC, a California limited liability company (“Cake”). Cake assumed all existing liabilities of the Company prior to the effective time of the merger and agreed to perform all duties and obligations of the Company arising under the Company’s liabilities, including, but not limited to, all outstanding promissory notes payable to the order of Cake.

     On July 8, 2010, Sichuan SHESAYS established a PRC limited liability company, Leshan Jiazhou SHESAYS Junge Cosmetology Company Limited (“Leshan Jiazhou SHESAYS”) with a registered capital of $736,594 to which Sichuan SHESAYS contributed $265,984 in cash and a set of machinery totaling $470,610 in lieu of cash. Leshan Jiazhou SHESAYS is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

     On August 18, 2010, Sichuan SHESAYS together with a third party established a PRC limited liability company, Yibin SHESAYS Junge Cosmetology Clinic Company Limited (“Yibin SHESAYS”) with a registered capital of $734,981. Sichuan SHESAYS contributed $587,985 in cash to the registered capital of Yibin SHESAYS, representing 80% of the equity of Yibin SHESAYS. Yibin SHESAYS is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on December 31, 2014.

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

     Mr. Yixiang Zhang, Chairman and Chief Executive Officer of SHESAYS, was elected to serve on our Board of Directors as Chairman of the Board of the Company. Mr. Michael Hawks, who was the sole director prior to the merger, remained a director of the Company. Effective July 19, 2010, Michael Hawks resigned from the Board of Directors. His resignation was not the result of any disagreement with us on any matter relating to our policies, practices or procedures.

Corporate Structure and Contractual Arrangements

     Substantially all of our operations are conducted in China through Chengdu BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries.

     PRC regulations require any foreign entities that invest directly in the medical services industry to have direct operations in the medical industry outside of China. No foreign entity is allowed in China to set up a wholly owned medical institute. However, a foreign entity is permitted to set up a joint venture medical institute with Chinese entities. Foreign investors are permitted to hold shares of the joint venture medical institute at maximum of 70%.

     We do not currently directly operate medical services outside of China and cannot qualify under PRC regulations. Since we have not been involved in the direct operation of medical services business outside of China, our domestic PRC subsidiary, Chengdu BOAN, which is considered foreign-invested, is currently ineligible to apply for the required medical services licenses in China. Our medical services business is currently provided through contractual arrangements with our consolidated affiliated entities in China, including SHESAYS and its subsidiaries. SHESAYS is owned by 5 PRC citizens. SHESAYS and several of its subsidiaries hold the requisite licenses to provide medical services in China.

     SHESAYS and its subsidiaries directly operate our cosmetology hospitals. We expect to continue to depend on SHESAYS and its subsidiaries to operate our medical services until we qualify for direct ownership of a medical business in China under PRC laws and regulations and acquire SHESAYS and its subsidiaries as our direct-owned subsidiaries. Chengdu BOAN has entered into contractual arrangements with SHESAYS and shareholders, pursuant to which, we are able to exert effective control over SHESAYS and its subsidiaries. A substantial portion of the economic benefits of SHESAYS and its subsidiaries will be transferred to us, and Chengdu BOAN or its designee has an exclusive option to purchase all or part of the equity interests in SHESAYS, all or part of the equity interests in SHESAYS’s subsidiaries that are owned by SHESAYS or its nominee holders or all or part of the assets of SHESAYS, in each case when and to the extent permitted by PRC law.

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

Agreements that Transfer Economic Benefits to Us

     Pursuant to our contractual arrangements with SHESAYS and its subsidiaries, Chengdu BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. The service fees shall equal to 100% of the residual return of SHESAYS and its subsidiaries which can be waived by Chengdu BOAN from time to time in its sole discretion.

Agreements that Provide Effective Control over SHESAYS and its future Subsidiaries

     We have entered into the following agreements with SHESAYS and its subsidiaries that provide us with effective control over SHESAYS and its subsidiaries:

          (i) an exclusive service agreement, pursuant to which SHESAYS and its subsidiaries irrevocably entrust to Chengdu BOAN the right of management and operation of SHESAYS and its subsidiaries and the responsibilities and authorities of their shareholders and directors of SHESAYS and its subsidiaries;

          (ii) a voting rights proxy agreement, pursuant to which the shareholder of SHESAYS and its subsidiaries have granted the personnel designated by Chengdu BOAN the right to appoint directors and senior management of SHESAYS and its subsidiaries and to exercise all of their other voting rights as shareholders of SHESAYS and its subsidiaries, as the case may be, as provided under the articles of association of each such entity;

          (iii) a call option agreement, pursuant to which:

               (a) neither SHESAYS nor any of its subsidiaries may enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of Chengdu BOAN;

               (b) neither SHESAYS nor any of its subsidiaries will distribute any dividends without the prior written consent of Chengdu BOAN;

               (c) Chengdu BOAN or its designee has an exclusive option to purchase all or part of the equity interests in SHESAYS, all or part of the equity interests in SHESAYS subsidiaries owned by SHESAYS or its nominee holders, or all or part of the assets of SHESAYS, in each case when and to the extent permitted by PRC law. In case of BOAN exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than the $1.00 which may be required under the laws of China to effect such purchase to comply with such legal formalities shall be either cancelled or returned to SHESAYS immediately with no additional compensation to the owners; and

               (d) an equity pledge agreement pursuant to which each of shareholders of SHESAYS has pledged his or her equity interest in SHESAYS and its subsidiaries, as the case may be, to Chengdu BOAN to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of SHESAYS and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in SHESAYS or its subsidiaries without the prior written consent of Chengdu BOAN.

Results of Operations

Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009:

	Three months ended
	September 30,		$	%
	2010	2009	Change	Change

Customer Service Revenue	$3,197,490	$2,377,600	$819,890	35%
Cost of revenue	998,054	622,580	375,474	60%
Gross profit	2,199,436	1,755,020	444,416	25%
Operation expenses	1,575,860	910,126	665,734	73%
Other Income (expense)	(32,665)	(20,223)	12,442	-62%
Income from operations before tax	590,911	824,671	(233,760)	-28%
Income tax expenses	186,492	60,017	126,475	210%
Net income attributable to	407,459	764,654	357,195	-47%
SHESAYS stockholders
Foreign exchange gain	74,071	1,968	72,049	3661%
Comprehensive income attributable to SHESAYS stockholders	481,476	766,662	(285,146)	-37%

Customer Service Revenues

Our customer service revenue for the three months ended September 30, 2010 was $3,197,490 an increase by $819,890 or 35% from $2,377,600 for the three months ended September 30, 2009. The increase in customer services revenue for the three months ended September 30, 2010 was a result of continuously enlarging of our customer base in the third quarter of 2010, and our newly established outpatient clinics in the cities of Yibin and Leshan also contributed to the increase of our customer service revenue.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2010 was $998,054, an increase of $375,474 or 60% from $622,580 for the three months ended September 30, 2009. The increased cost of revenue in 2010 was due to the increase in customer service revenue.

Gross Profit

Our gross profit for the three months ended September 30, 2010 was $2,199,436, an increase of $444,416 or 25% from $1,755,020 for the three months ended September 30, 2009. The increased gross profit in the third quarter of 2010 was due to the increase in customer service revenue. Due to the tremendous increase of cost of revenue, our gross profit grew at a rate of 25%, compared with 35% of the growth rate of revenue in the three months ended September 30, 2010.

Operating Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010, increased by $94,278, from $763,531 for the three months ended September 30, 2009, to $857,809 for the three months ended September 30, 2010. Professional and consultant fees for the three months ended September 30, 2010, increased by $150,842 in comparison to the same period in 2009 due to expenditure on OTCBB market maintaining. Advertising costs for the three months ended September 30, 2010 was $520,612, as compared with $112,378, during the three months ended September 30, 2009, the increase of advertising costs is due to our continuously increasing advertisement delivery. The above together explain why total operating expenses for the three months ended September 30, 2010 increased by 73%, or $665,734, from $910,126 for the three months ended September 30, 2009, to $1,575,860 for the three months ended September 30, 2010.

Interest expense

There was no interest expense for the three months ended September 30, 2009, while $13,644 of interest expense incurred for the three month ended September 30, 2010. The increased interest expense resulted from the sizable increase in our loans during the first quarter of 2010.

Income tax expense

Income tax expense for the three months ended September 30, 2010, increased by $126,475, or 210%, from $60,017 for the three months ended September 30, 2009, to $186,492 for the three months ended September 30, 2010. The income tax was calculated by 10% of services revenue with the applicable tax rate in 2009, while assessed at the applicable tax rate of 25% on our net income from 2010 onwards. The difference in applicable tax policy explains the tremendous increase in income tax expense.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $407,459 for the three months ended September 30, 2010, as compared with $764,654 for the three months ended September 30, 2009. The decrease in net income was mainly attributed to increase of advertisement delivery and more expenditure on professional and consultant fees subsequent to the reverse merger transaction closed on June 7, 2010.

Foreign currency translation gains(loss)

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $74,017 for the three months ended September 30, 2010, as compared with $1,968 for the three months ended September 30, 2009. The huge increase is due to currency exchange fluctuation of Chinese RMB to US Dollars for the period.

Comprehensive Income attributable to the common stockholders

As a result of the factors described above, we had comprehensive income attributable to the common stockholders in the amount of $481,476 for the three months ended September 30, 2010, as compared with $766,622 for the three months ended September 30, 2009.

Nine months Ended September 30, 2010, Compared to the Nine months Ended September 30, 2009:

	Nine months ended September 30,		$	%
	2010	2009	Change	Change

Customer Service	$9,210,165	$6,794,850	$2,415,315	36%
Revenue
Cost of revenue	2,537,660	1,894,387	643,273	34%
Gross profit	6,672,505	4,900,463	1,772,042	36%
Operation expenses	3,979,467	2,478,355	1,501,112	61%
Interest and financing costs, net	31,051	(907)	31,958	3,523%
Other income (expense)	(95,229)	(1,590)	(93,639)	5,889%
Income from operations before tax	2,566,758	2,421,425	145,333	6%
Income tax expenses	698,565	171,676	526,889	307%
Net income attributable to SHESAYS stockholders	1,871,233	2,249,749	(378,516)	-17%
Foreign exchange gain	89,993	1,6987	88,296	5200%
Comprehensive income attributable to SHESAYS stockholders	1,961,226	2,251,446	(290,220)	13%

Customer Service Revenues

Our customer service revenue for the nine months ended September 30, 2010, increased by $2,415,315, or 36%, from $6,794,850 for the nine months ended September 30, 2009, to $9,210,165 for the nine months ended September 30, 2010. The increase in customer services revenue for the nine months ended September 30, 2010 was a result of continuously enlarging of our customer base.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2010, increased by $643,273, or 34%, from $1,894,387 for the nine months ended September 30, 2009, to $2,537,660 for the nine months ended September 30, 2010. The increased cost of revenue in 2010 was due to the increase in customer service revenue.

Gross Profit

Our gross margin for the nine months ended September 30, 2010, was 72%, the same as for the same period in 2009. Our gross margin is much higher than that of other industries in China because the medical cosmetology industry is often involved with high technology and experienced medical doctors and less medical materials consumed. Our gross margin is also substantially higher than our competitors because of our experienced management.

Operating Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010, increased by $287,346, from $1,832,372 for the nine months ended September 30, 2009, to $2,119,718 for the nine months ended September 30, 2010. Professional and consultant fees for the nine months ended September 30, 2010, increased by $484,477 in comparison to the same period in 2009 due to expense incurred by the reverse merger transaction closed on June 7, 2010. Advertising costs for the nine months ended September 30, 2010 were $1,205,331, as compared with $508,222 during the nine months ended September 30, 2009, the increase of advertising costs is due to our continuously increasing advertising delivery. The above together explain why total operating expenses for the nine months ended September 30, 2010 increased by 61%, or $1,501,112, from $2,478,355 for the nine months ended September 30, 2009, to $3,979,467 for the nine months ended September 30, 2010.

Interest expense

There was no interest expense for the nine months ended September 30, 2009 and $35,450 was incurred for the nine months ended September 30, 2010. The increased interest expense resulted from the sizable increase in our loans during the first quarter 2010.

Income tax expense

Income tax expense for the nine months ended September 30, 2010, increased by $526,889, or 307%, from $171,676 for the nine months ended September 30, 2009, to $698,565 for the nine months ended September 30, 2010. The income tax was calculated by 10% of services revenue with the applicable tax rate in 2009, while assessed at the applicable tax rate of 25% on our net income from 2010 onwards. The difference in applicable tax policy explains the tremendous increase in income tax expense.

Net Income

As a result of the factors described above, we had net income in the amount of $1,871,233 for the nine months ended September 30, 2010, as compared with $2,249,749 for the nine months ended September 30, 2009. The decrease in net income was mainly attributed to the increase in income tax expense caused by different income tax policies, expense incurred by the reverse merger transaction closed on June 7, 2010 and advertising costs.

Foreign currency translation gains(loss)

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $89,993 for the nine months ended September 30, 2010, as compared with $1,697 for the nine months ended September 30, 2009. The increase is due to currency exchange fluctuation of Chinese RMB to US Dollars for the period.

Comprehensive Income attributable to the common stockholders

As a result of the factors described above, we had comprehensive income attributable to the common stockholders in the amount of $1,961,226 for the nine months ended September 30, 2010, as compared with $2,251,446 for the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2010, that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $1,054,501. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended
	September 30,
	2010	2009
	Consolidated	Combined

CASH FLOWS FROM OPERATING ACTIVITIES	$2,102,659	$2,358,485

CASH FLOWS USED IN INVESTING ACTIVITIES	3,455,698	492,425

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	1,016,301	(5,817)

Operating Activities

Cash provided by operating activities totaled $2,102,659 for the nine months ended September 30, 2010 as compared with $2,358,485 provided by operating activities for the nine months ended September 30, 2009.

Net cash provided by operating activities in the nine months ended September 30, 2010 was primarily attributable to the following factors: (i) net income of approximately $1,871,233, (ii) an add-back of non-cash items, such as approximately $370,791 in depreciation, (iii) an increase of $641,845 in income tax payable, (iv) other current assets and prepaid expenses decreased our cash by $1,115,989.

Net cash provided by operating activities in the nine months ended September 30, 2009 was primarily attributable to the following factors: (i) net income of $2,249,749, (ii) an add-back of non-cash items, such as totally $236,616 in depreciation and amortization, (iii) sales tax payable and other taxes payable decreased our cash by $325,533.

Compared with the same period in 2009, the slight decrease in net cash provided by operating activities was primarily due to the slight decrease in net income and tremendous increase in other current assets and prepaid expenses, even though the increase in income tax payable.

Investing Activities

Cash used in investing activities was $3,455,698 for the nine months ended September 30, 2010 as compared to $492,425 used for the nine months ended September 30, 2009. The increase of cash used in investing activities is mainly because we have invested heavily in purchasing properties and equipment related to our newly established chain stores in the cities of Leshan and Yibin.

Financing Activities

Cash provided in financing activities was $1,016,301 for the nine months ended September 30, 2010 as compared to $5,817 used in financing activities for the nine months ended September 30, 2009. Cash provided in financing activities was largely from a bank loan of $880,230 made during the nine months ended September 30, 2010.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. However, in order to fully implement our business plan and continue our growth, we will require additional capital either from our stockholders or from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     As of September 30, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer, Chairman and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

     Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting

     During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

     An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock or other securities. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

     The risk factors presented below are all of the ones that we currently consider material. However, they are not the only ones facing our Company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock or the value of our other securities could decline, and you could lose part or all of your investment.

Risks Relating to Our Business and Industry

     Product liability claims or treatment procedure malpractice claims could harm our business, financial condition and results of operations.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects or our treatments or procedures are claimed to be malpractice. While we take what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently do not have product liability insurance or malpractice insurance. Although we have yet to face a product liability claim or a treatment malpractice claim, the assertion of this type of claim could have a material adverse affect on our business, financial condition and results of operations.

     We have a limited operating history, which may make it difficult for you to evaluate our business and prospects.

     We began our current business operations in May 2005. Accordingly, we have a limited operating history for our current operations upon which you can evaluate the viability and sustainability of our business and its acceptance by consumers. It is also difficult to evaluate the viability of our business model because we do not have sufficient experience to address the risks frequently encountered by every level of braches new established and entering new regional markets. These circumstances may make it difficult for you to evaluate our business and prospects.

     Our senior management and employees have worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

     Due to our limited operating history and recent additions to our management team, certain of our senior management and employees have worked together at our company for only a relatively short period of time. As a result, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business.

     Our medical care personnel may have errors in plastic surgery operation, which would cause clinic incidents and adversely affect our ability to generate revenue from our cosmetology services, and our financial condition and results of operations.

     Medical care personnel may have errors in plastic surgery operation, and clinical test products may be risky. If a serious medical negligence happened, our brand image would be severely impaired, which would affect our ability to generate revenue from our cosmetology services, and our financial condition and results of operations.

     There may be more advanced appliances and equipment or diagnosis and treat methods which may constitute challenge for SHESAYS.

     We need to upgrade our techniques and equipment continuously to keep our technical advantage. In respect to our external environment, there may be more advanced appliances and equipment or diagnosis and treatment methods which may constitute challenge for SHESAYS. In response to technical risk, we can strive to enhance employee training to ensure professional ability and continue to raise scholarship level, operative skills and equipment upgrades to maintain our leading status in cosmetology techniques. However, there is no assurance that our training and upgrades will keep us competitive in our industry.

Our revenue is particularly sensitive to changes in economic conditions and cosmetology trends.

     Demand for our cosmetology services, and the resulting cosmetology spending by our clients, is particularly sensitive to changes in general economic conditions and their disposable income. During periods of economic downturn, people may reduce the money they spend on cosmetology, which would materially and adversely affect our ability to generate revenue from our cosmetology services, and our financial condition and results of operations would be harmed.

     A substantial majority of our revenues are currently concentrated in Chengdu. If the city experiences an event negatively affecting its cosmetology industry, our ability to generate adequate cash flow would be materially and adversely affected.

     Though we will expand our business across Sichuan Province, a substantial majority of our revenues are currently concentrated in Chengdu. We expect Chengdu to continue to be the important source of our revenues. If the city experiences an event negatively affecting its cosmetology industry, such as a serious clinical incident, negative changes in government policy, a natural disaster and so on, our ability to generate adequate cash flow would be materially and adversely affected.

     We may not be able to successfully expand our business network into new regions which could harm or reverse our growth potential and our ability to increase our revenues, or even result in a decrease in revenues.

     We are pursuing a strategy to expand our service network into new regions. Based in the headquarters of Chengdu, we aim to expand our business into other cities of Sichuan province and across China. In fact, we are currently setting up another flagship comprehensive cosmetology hospital in Chengdu and have established three new outpatient departments in the cities of Yibin, Leshan and Zigong.

     In the new cities, we will encounter new difficulties and compete with local competitors, which could harm or reverse our growth potential and our ability to increase our revenues, or even result in a decrease in revenues.

     We face intensive competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

     We compete with some of the largest cosmetology hospitals, such as Huamei Zixin Medical Cosmetology Hospital and Chengdu Dahua Medical Plastic Hospital in southwest China. We compete for plastic surgery clients primarily on the basis of network size and coverage, location, price, technique level, the range and the quality of services that we offer and our brand name. We also compete for such business as esthetic dentistry, gynecology/male plastic surgery with private dental clinics and cosmetology departments in regular public hospitals. Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources and may be able to mimic and adopt our business model. We cannot assure you that we will be able to successfully compete against new or existing competitors.

     We depend on the leadership and services of Mr. Yixiang Zhang, who is our founder, chairman and largest shareholder, and our business and growth prospects may be severely disrupted if we lose his services.

     Our future success is dependent upon the continued services of Mr. Yixiang Zhang, our founder, chairman and major shareholder. We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills and working relationships with our employees, our other major shareholders and many of our clients. If he were unable or unwilling to continue in his present position, or if he joins a competitor or forms a competing company in violation of his employment agreement and noncompete agreement, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

     Our expansion plan would be restricted by an update of related managerial systems and a shortage of human resources.

     With the expansion of our business an update of related managerial systems and a shortage of human resources may become certain factors restricting our Company’s development. We are rapidly expanding our business and we might not be able to recruit enough talented employees to match our rapid expansion. We will continue to establish and consummate related managerial systems based on the state of our development, which include crisis counter-plan and organization & position design systems. We also will enhance medical care personnel training and achieve all-around employees recruitment and training utilizing mutual communication and support within our three-level service systems.

     If we do not continue to expand and maintain an effective sales and marketing team, it will cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology service revenue.

     Many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain our service offerings to our existing and potential clients and to cover a large number of clients. We will need to further increase the size of our sales and marketing staff if our business continues to grow. We may not be able to hire, retain, integrate or motivate our current or new marketing personnel which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology service revenue.

     We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

     To further expand our business into other cities, we may require additional cash resources. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

  investors’ perception of, and demand for, securities of alternative cosmetology hospitals;

  conditions of the U.S. and other capital markets in which we may seek to raise funds;

  our future results of operations, financial condition and cash flows;

  PRC governmental regulation of foreign investment in cosmetology hospitals in China;

  economic, political and other conditions in China; and

  PRC governmental policies relating to foreign currency borrowings.

     We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

     If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely impacted.

     Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to maintain an effective system of internal controls in the future, we may be unable to accurately report our financial results or prevent fraud and investor confidence and the market price of our stock may be adversely impacted.

     Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team, which has limited experience managing a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Risks Relating to Regulation of Our Business and to Our Structure

     If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the medical industry, we could be subject to severe penalties.

     Substantially all of our operations are or will be conducted through our indirectly wholly-owned operating subsidiaries in China, which we collectively refer to as our PRC operating subsidiaries, and through our contractual arrangements with our consolidated affiliated entities in China. PRC regulations require any foreign entities that invest directly in the medical services industry to have direct operations in the medical industry outside of China. In addition, foreign entity is not allowed in China to set up wholly-owned medical institute although the foreign entity is permitted to set up a joint venture medical institute with Chinese entities. Foreign investors are permitted to hold shares of the joint venture medical institute at maximum of 70%.

     We do not currently directly operate medical services outside of China and cannot qualify under PRC regulations before we commence any such operations outside of China or until we acquire a company that has directly operated a medical services business outside of China. Accordingly, since we have not been involved in the direct operation of medical services business outside of China, our domestic PRC subsidiary, Chengdu BOAN, which is considered foreign-invested, is currently ineligible to apply for the required medical services licenses in China. While our indirect PRC operating subsidiaries are eligible for the required licenses for providing medical services in China and some of our indirect PRC operating subsidiaries have obtained such licenses, we have been using and are expected to continue to use PRC operating affiliates and their subsidiaries to operate a significant portion of our medical business for the foreseeable future. We have entered into contractual arrangements with PRC operating affiliates and their respective subsidiaries, pursuant to which we, through our PRC operating subsidiaries or non-PRC subsidiaries, provide technical support and consulting services to our PRC operating affiliates and their subsidiaries. In addition, we have entered into agreements with our PRC operating affiliates and each of their shareholders which provide us with the substantial ability to control these affiliates and their existing and future subsidiaries.

     If we, our existing or future PRC operating subsidiaries and affiliates are found to be in violation of any existing or future PRC laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates cosmetology hospitals, would have broad discretion in dealing with such violations, including:

  revoking the business and operating licenses of our PRC subsidiaries and affiliates;

  discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;

  imposing conditions or requirements with which we or our PRC subsidiaries and affiliates may not be able to comply;

  requiring us or our PRC subsidiaries and affiliates to restructure the relevant ownership structure or operations; or

  restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

     The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

     We rely on contractual arrangements with SHESAYS and its subsidiaries and shareholders for a substantial portion of our China operations, which may not be as effective in providing operational control as direct ownership.

     We rely on contractual arrangements with SHESAYS and its subsidiaries and shareholders to operate our medical business. For a description of these contractual arrangements, see “Corporate Structure and Contractual Arrangements.” These contractual arrangements may not be as effective in providing us with control over SHESAYS as direct ownership. If we had direct ownership of SHESAYS, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of SHESAYS which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if SHESAYS or any of its subsidiaries and shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective.

     Many of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

     Contractual arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

     Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

     As a result of this risk, you should evaluate our results of operations and financial condition without regard to these tax savings.

Our business operations may be affected by legislative or regulatory changes.

     The regulatory department of the government may issue new rules and regulations which may raise higher requirements for operation, qualifications of employees and hardware levels. Changes in laws and regulations or the enactment of new laws and regulations governing plastic surgery, affecting our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations. Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

     The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in China and our liquidity and access to capital and our ability to operate our business.

     The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, under current PRC regulations, PRC regulations require any foreign entities that invest directly in the medical services industry to have direct operations in the medical industry outside of China. In addition, foreign entity is not allowed in China to set up wholly-owned medical institute although the foreign entity is permitted to set up a joint venture medical institute with Chinese entities. Foreign investors are permitted to hold shares of the joint venture medical institute at maximum of 70%. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

     The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of China’s economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

     The PRC legal system embodies uncertainties which could limit the legal protections available to you and us.

     The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 30 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary, BOAN, is a wholly foreign-owned enterprise which is an enterprise incorporated in China and wholly-owned by foreign investors. BOAN is subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to wholly foreign-owned enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. For example, these uncertainties may impede our ability to enforce the contracts we have entered into with SHESAYS and its subsidiaries. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the medical industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with SHESAYS and its subsidiaries, and other foreign investors.

     Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activity, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

     The PRC National Development and Reform Commission, or NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

     Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

     We cannot assure you that all of our shareholders who are PRC residents will comply with our request to make or obtain any registrations or approvals required under these regulations or other related legislation. Furthermore, as the regulations are relatively new, the PRC government has yet to publish implementing rules, and much uncertainty remains concerning the reconciliation of the new regulations with other approval requirements. It is unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. The failure or inability of our PRC resident shareholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries and the ability of our PRC subsidiaries to make distributions or pay dividends, or materially and adversely affect our ownership structure. If any of the foregoing events occur, our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

     The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

     Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions. In the event that the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay taxes, together with late-payment interest and penalties.

     If any of our PRC affiliates becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could reduce the size of our cosmetology service network and materially and adversely affect our business, ability to generate revenue and the market price of our stock.

     To comply with PRC laws and regulations relating to foreign ownership restrictions in the medical business, we currently conduct our operations in China through contractual arrangements with SHESAYS, its shareholders and subsidiaries. As part of these arrangements, SHESAYS and its subsidiaries hold certain of the assets that are important to the operation of our business. If any of these entities goes bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of SHESAYS and its subsidiaries undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenue and the market price of our stock.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

     Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans. Currently, BOAN may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect BOAN’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

Fluctuations in exchange rates could result in foreign currency exchange losses.

     Because our earnings and cash and cash equivalent assets are denominated in Renminbi fluctuations in exchange rates between the U.S. dollars and Renminbi will affect the relative purchasing power of our revenue and our balance sheet and earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005, the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy has resulted in the gradual increase in the value of the Renminbi against the U.S. dollar over time. Between July 2005, when China began its renminbi exchange rate reform, and the end of 2009, the value of the renminbi has appreciated by 21.21 percent against the U.S. dollar and up by 2.21 percent against the Euro. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we might issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

     Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We do not intend to enter into any hedging transactions. Even if we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 5, 2010, the Company entered into a Securities Purchase Agreement with certain investors (“investors”) relating to the issuance and sale of 600,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a price of $2.00 per share, in a private placement transaction. The aggregate purchase price for the Shares was $1,200,000. The sale of the Shares to the investors closed on November 12, 2010.

In connection with the private placement, a majority stockholder of the Company together with the Company entered into a make good escrow agreement with the investors, pursuant to which a total of 600,000 shares of common stock owned by the majority stockholder were delivered to an escrow agent in order to secure the Company’s obligation under the Securities Purchases Agreement. If the company fails to achieve $6,400,000 in net after tax income, the majority stockholder of the Company is obligated to transfer 600,000 shares of common stock of the Company to the investor as additional consideration under the private placement.

Pursuant to a Financial Advisory Service Agreement entered into by Sichuan Shesays and a financial advisor on June 12, 2010, the Company issued to the financial advisor a warrant to purchase 48,000 shares of common stock of the Company at an exercise price of $2 per share, exercisable within 2 years of June 7, 2010 as part of service commission in connection with the private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

Date: November 15, 2010	By: /s/ Yixiang Zhang
Name: Yixiang Zhang
Title: Chief Executive Officer and Chairman

Date: November 15, 2010	By: /s/ Wenbin Zhu
Name: Wenbin Zhu
Title: Chief Financial Officer

Exhibit List

31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002