Form 10-K
period 2010-12-31
China SHESAYS Medical Cosmetology Inc.
filed 2011-03-31
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to_______

Commission file number: 333-144888

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sichuan SHESAYS Cosmetology Hospital Co., Ltd.
New No. 83, Xinnan Road, Wuhou District
Chengdu City, Sichuan Province, P.R. China 610041
(Address of Principal Executive Offices)

(86)-028-8548-2277
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]     No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Accelerated Filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [x]

The number of shares outstanding of our common stock as of June 30, 2010, was 18,000,012 shares. The aggregate market value of the common stock held by non-affiliates (930,000 shares), based on the closing market price ($0.2 per share) of the common stock as of July 7, 2010 was $186,000. As there was no trading activity of our common stock quoted on the OTC Bulletin Board as of June 30, 2010, and the first available market price of the common stock was $0.2 per share as of July 7, 2010, we base the calculation of the aggregate market value of the common stock on the closing market price as of July 7, 2010.

There were a total of 18,600,012 shares of the registrant’s common stock outstanding as of March 28, 2011.

Documents Incorporated by Reference: None

Special Note Regarding Forward Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China SHESAYS Medical Cosmetology Inc. is referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Use of Certain Defined Terms

In this Form 10-K, unless indicated otherwise, references to:

  “Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

  “we”, “us”, “our”, the “Registrant” or the “Company” refers to China SHESAYS Medical Cosmetology Inc.

  “SHESAYS” refers to Sichuan SHESAYS Cosmetology Hospital Co., Ltd.

  “BOAN” refers to Chengdu BOAN Investment Management Co., Ltd.

  “China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.591 for its audited balance sheet at December 31, 2010; $1 = RMB6.8372 for its audited balance sheet at December 31, 2009;, which were determined based on the currency conversion rate at the end of each respective year. The conversion rates of $1 = RMB6.7599 is used for the consolidated statement of operations and comprehensive income and consolidated statement of cash flows for its December 31, 2010, $1= RMB 6.84088 is used for that ended December 31, 2009, which were based on the average currency conversion rate for each respective year.

PART I.

ITEM 1. BUSINESS

Overview

We are a Nevada holding company operating in the cosmetology industry. Substantially all of our operations are conducted in China through Chengdu BOAN Investment Management Co., Ltd (“BOAN”), our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including Sichuan SHESAYS Cosmetology Hospital Co., Ltd. (“SHESAYS”) and its subsidiaries.

SHESAYS was established in May 2005 and specializes in cosmetology treatments, integrating medical treatment and education. At present, we have such core clinical departments as cosmetic surgery, cosmetic dermatology, cosmetic dentistry, cosmetic Traditional Chinese Medicine (“TCM”). Services provided in cosmetic surgery include eye shaping, facial contour, rhinoplasty, face shaping, wrinkles elimination, breast surgery, chiloplasty, liposuction slimming, ear reshaping, gynecology / male plastic surgery. Cosmetic dermatology department provides such services as laser depilation, acne/pock removal, facelift and wrinkle decrease of Cutera Titan, laser whitening, pore minimizing, skin rejuvenation. Cosmetic dentistry includes the services of optical fluoride whitening, repair of uneven denture, porcelain teeth /cercon, orthodontic treatment, comfortable painless teeth cleaning, complex tooth extraction face-lift surgery, orthodontic caries-prevention and correction for children, adult orthodontics invisible. Traditional Chinese Medicine, also known as TCM, is the medical theory and practices of Chinese culture, especially herbal medicine, acupuncture and osteopathy, for preventing or treating illness, or promoting health and well-being. Cosmetic TCM is to use traditional Chinese Medicine, such as acupuncture and moxibustion, to provide cosmetic service, such as to dispel freckle, lose weight, as well as to enhance the endocrine system. The major difference of Chinese medicine from Western medicine is that it focuses on "health" rather than on "healing" because Chinese medicine promotes overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness.

Headquartered in Chengdu, Sichuan province, P.R. China, SHESAYS aims to expand its business outside of Chengdu. In 2010, SHESAYS established three new outpatient clinics in the cities of Yibin, Leshan and Zigong, Sichuan province, and is constructing a new flagship store, a comprehensive cosmetology hospital in Chengdu.

Available information

We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Corporate History

We were incorporated on January 18, 2002 in Nevada under the original name “Klean Kast Solutions, Inc”. On April 22, 2007, we filed amended and restated articles and changed our name to “SN Strategies Corp.” Prior to the consummation of the business combination described below, we were a shell company with nominal operations and nominal assets (as defined by Rule 12b-2 of the Exchange Act) .

On June 7, 2010, we acquired all of the issued and outstanding common stock of Perfect Support Limited, which was incorporated in the British Virgin Islands on January 15, 2010 and is referred to as “Perfect Support” (the “June 2010 Business Combination”). As consideration for the acquisition of Perfect Support , of the total 18,000,012 share of the Company’s common stock issued and outstanding post the merger, 13,500,012 shares were issued to the stockholders of Perfect Support and their designees respectively as new issuance at merger, 4,230,000 shares were purchased by Techno Meg Limited, a majority stockholder of Perfect Support, and Leading Pioneer Limited, a minority stockholder of Perfect Support, from certain original stockholders of the Company subject to and in conjunction with and immediately after the closing of the merger, and 270,012 shares were held by the original stockholders of the Company.

Perfect Support is the owner of all the registered capital of BOAN. BOAN was organized under the laws of the PRC as a wholly-owned foreign enterprise on April 27, 2010. On April 27, 2010, BOAN entered into a series of contractual agreements with SHESAYS and the stockholders of SHESAYS in which BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. SHESAYS and its subsidiaries agreed to pay 100% of its residual return to BOAN. Based on these contractual arrangements, Perfect Support, through BOAN, becomes the primary beneficiary of SHESAYS and its subsidiaries.

In connection with the June 2010 Business Combination, our name was changed to “China SHESAYS Medical Cosmetology Inc.” to better align our name with our cosmetology business. Our shares are quoted on the OTC Bulletin Board of the NASD, under the symbol CSAY.OB, whereas before our name change, our shares were quoted under the symbol SNGI.OB.

PRC Structure

Substantially all of our operations are conducted in China through BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries. SHESAYS and its subsidiaries directly operate our cosmetology hospitals. SHESAYS is owned by 5 PRC citizens, including Yixiang Zhang, Wenhui Shao, Xingwang Pu, Ning Liu and Bing Fang , with shareholdings in SHESAYS of 45%, 15%, 15%, 15% and 10%, respectively. Currently, Yixiang Zhang holds the position of Chairman and General Manager of SHESAYS and Chairman and CEO of the Company. Wenhui Shao is Director and President of SHESAYS and President of the Company. Xingwang Pu holds the position of Director and Technique President of SHESAYS and Chief Technology Officer of the Company. Ning Liu and Bing Fang hold the positions of Directors of SHESAYS.

BOAN has entered into contractual arrangements with SHESAYS and stockholders of SHESAYS, pursuant to which, we are able to exert effective control over SHESAYS and its subsidiaries; a substantial portion of the economic benefits of SHESAYS and its subsidiaries will be transferred to us; and BOAN or its designee has an exclusive option to purchase all or part of the equity interests in SHESAYS, all or part of the equity interests in SHESAYS’s subsidiaries that are owned by SHESAYS or its nominee holders, or all or part of the assets of SHESAYS, in each case when and to the extent permitted by PRC law.

Agreements that Transfer Economic Benefits to Us

Pursuant to the contractual arrangements between our subsidiary, BOAN with SHESAYS and its stockholders, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. The service fees shall be equal to 100% of the residual return of SHESAYS and its subsidiaries which can be waived by BOAN from time to time at its sole discretion. Pursuant to the Supplementary Agreement to the Exclusive Service Agreement on March 22, 2011, BOAN and SHESAYS reached an agreement that, in order to support the strategic expansion plan of SHESAYS in China, BOAN agreed to waive the service fees to be paid by SHESAYS for three years commencing from April 27, 2010 so that SHESAYS can execute its business expansion plan, launch the flagship hospital in Chengdu and establish the cosmetology hospitals in various locations in China.

Agreements that Provide Effective Control over Sichuan SHESAYS and its future Subsidiaries

We have entered into the following agreements with SHESAYS and its stockholders and its subsidiaries that provide us with effective control over SHESAYS and its subsidiaries:

(i) an exclusive service agreement, pursuant to which SHESAYS and its subsidiaries irrevocably entrust to BOAN the right of management and operation of SHESAYS and its subsidiaries and the responsibilities and authorities of their stockholders and directors of SHESAYS and its subsidiaries

(ii) a voting rights proxy agreement, pursuant to which the stockholder of SHESAYS and its subsidiaries have granted the personnel designated by BOAN the right to appoint directors and senior management of SHESAYS and its subsidiaries and to exercise all of their other voting rights as stockholders of SHESAYS and its subsidiaries, as the case may be, as provided under the articles of association of each such entity;

(iii) a call option agreement, pursuant to which:

(a) neither SHESAYS nor any of its subsidiaries may enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of BOAN;

(b) neither SHESAYS nor any of its subsidiaries will distribute any dividends without the prior written consent of BOAN and

(c) BOAN or its designee has an exclusive option to purchase all or part of the equity interests in SHESAYS, all or part of the equity interests in SHESAYS subsidiaries owned by SHESAYS or its nominee holders, or all or part of the assets of SHESAYS, in each case when and to the extent permitted by PRC law. In case of BOAN exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than the $1.00 which may be required under the laws of China to effect such purchase to comply with such legal formalities shall be either cancelled or returned to SHESAYS immediately with no additional compensation to the owners; and

(d) an equity pledge agreement pursuant to which each of stockholders of SHESAYS has pledged his or her equity interest in SHESAYS and its subsidiaries, as the case may be, to BOAN to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of SHESAYS and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in SHESAYS or its subsidiaries without the prior written consent of BOAN.

The following chart reflects our organizational structure as of the date of this report.

Our products, service and market

We specialize in cosmetology treatments, integrating medical treatment and education. At present, we have such core clinical departments as cosmetic surgery, cosmetic dermatology, cosmetic dentistry, cosmetic Traditional Chinese Medicine (“TCM”). Services include cosmetic plastic surgery, skin care, cosmetic dentistry and cosmetic TCM. Traditional Chinese Medicine, also known as TCM, is the medical theory and practices of Chinese culture, especially herbal medicine, acupuncture and osteopathy, for preventing or treating illness, or promoting health and well-being. Cosmetic TCM is to use traditional Chinese Medicine, such as acupuncture and moxibustion, to provide cosmetic service.

Services provided in cosmetic surgery include eye shaping, facial contour, rhinoplasty, face shaping, wrinkles elimination Breast surgery, chiloplasty, liposuction slimming, ear reshaping, gynecology / male plastic surgery. Cosmetic dermatology department provides services of laser depilation, acne/pock removal, facelift and wrinkle decrease of Cutera Titan, laser whitening, pore minimizing, skin rejuvenation etc. Cosmetic dentistry includes the services of optical fluoride whitening, repair of uneven denture, porcelain teeth / cercon, orthodontic treatment, comfortable painless teeth cleaning, complex tooth extraction face-lift surgery, orthodontic caries-prevention and correction for children, adult orthodontics invisible. Traditional Chinese Medicine, also known as TCM, is the medical theory and practices of Chinese culture, especially herbal medicine, acupuncture and osteopathy, for preventing or treating illness, or promoting health and well-being. Cosmetic TCM is to use traditional Chinese Medicine, such as acupuncture and moxibustion, to provide cosmetic service, such as to dispel freckle, lose weight, as well as to enhance the endocrine system. The major difference of Chinese medicine from Western medicine is that it focuses on "health" rather than on "healing" because Chinese medicine promotes overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness.

Medical cosmetic institutions have not been developed for a long time in China. However, Cosmetic surgery industry is expanding rapidly and attracts more and more worker class customers. As of the end of 2007, Chinese Medical Doctor Association records about 1800 qualified cosmetic surgery doctors. Meanwhile, investment in this industry by private capital also increased.

GDP per capita of USA was 11 times more than that of China in 2009 while its per capita medical cosmetic consumption was 56 times more than that of China. The per capita medical cosmetic consumption of USA accounted for 0.41% of its GDP per capita while as for China, it was only 0.09% . According to the data from National Statistics Bureau of China, China had a population of 1,328,020,000 at the end of 2008, consisting of 606,670,000 urban people, 644,450,000 females and 916,470,000 persons with ages between 15 and 59. Presently, females with ages between 20 and 45 account for 80% of the cosmetic surgery consumption and urban people also account for 80% of the total. The target mass is estimated to be 141,780,000 persons, representing 22% of the females in the country. Besides, the figure will grow with development of the market and the consumption thought. Thus, China’s medical cosmetic industry has a large market space and great development potential.

Marketing

We market our cosmetology services directly to the customers. Our marketing strategy consists of the following five sub-strategies: promotions, advertisements, internet marketing, three-level cosmetic service model and membership management system.

Promotions

Our promotions mainly include:

  General sales promotion: general discount for group buy, coupons and promotions;
  Promotion for specific treatments: group buy of specific treatments such as depilation, spot-removing and teeth-whitening procedures; Large-scale promotion activities during holiday seasons; Large-scale marketing activities.

Advertisements

Based on our marketing analysis, our advertisements target female customers from 20 to 35 years old and we advertise on different media. In terms of advertisements, we follow the following principles:

  Combination of traditional media and interaction media;
  Advertisement coverage on major media;
  Increasing exposure on high-end media to obtain new customers from higher segment markets.

Internet Marketing

Our internet marketing is also one of the important components in our brand strategy and plays a vital role in our brand development. With our official website (www.chinashesays.com), we carry out “experience marketing” and “consultation marketing” on the internet.

  Internet experience marketing: it mainly promotes our services, medical experts, advanced equipments and hospital information by text, graphics, audio and video so that the potential customers on the internet can understand the scope of our services and our hospital.
  Internet interaction marketing: we apply comprehensive internet marketing strategies and professional internet marketing technology. The potential customers and our medical consultants can communicate with each other through multiple real-time communication tools. Users can see the contact information of the consultants on each page. They can communicate through text, video and audio chat, which enable us to timely communicate with customers and establish our brand name for our business.

Three-level Cosmetic Service Model of SHESAYS

We have developed a business plan of three-level model and began executing the business plan since the year of 2010. We expect to set up and complete the three-level service mode in the next 3 years.

Three-level service model is an important component of our marketing strategy. At the first level, through specialty medical cosmetology hospitals, we mainly provide advanced medical cosmetic service including comprehensive plastic surgery service, and large operation projects. At the second level, through clinics/outpatient departments in secondary markets, we focus on simple cosmetic operations, and laser skincare procedures. At the third level, through skincare centers, we provide daily skin care, management, consultancy, regular experts’ diagnosis and other daily beauty services.

Hospitals will be established in regional central cities like Chengdu, Chongqing, Guiyang and Kunming. These comprehensive cosmetic surgery hospitals provide the all-round plastic surgery services for SHESAYS’s customers in these regions, including a full range of cosmetic services in the fields of plastic surgery, skin care, cosmetic dentistry and TCM cosmetic services, especially major, complex and sophisticated plastic surgeries.

SHESAYS offers simple cosmetic operations service, like non-invasive surgery services, in clinics/outpatient departments that will be established in secondary markets. With the advantages of laser application, non-invasive surgery can be completed in these clinics/outpatient departments, while those major, sophisticated and high-end operations will be transferred to the hospitals.

SHESAYS will also establish skincare centers in most cities in Sichuan and offer daily skin care, consultancy, regular experts’ diagnosis and other daily beauty services in the skincare centers. Through these skincare centers, we can attract more consumers with professional services and periodic expert diagnosis activities, and establish a large membership database, which provides a massive and stable potential customer foundation for the cosmetic surgery hospitals and medical cosmetic clinics /outpatient departments.

Three-level service model allows the Company to focus its resources on the most relevant procedures and benefit from long-term customer relationships

Membership Management System

According to the three-level service model, we will establish cosmetic clinics and skincare centers in most cities in Sichuan. The skincare centers not only carry out brand promotion activities of SHESAYS, but also provide member database for our flagship hospital and secondary cosmetic clinics.

Competition

We compete with some of the largest cosmetology hospitals such as Huamei Zixin Medical Cosmetology Hospital, Chengdu Dahua Medical Plastic Hospital in southwest China. We compete for plastic surgery clients primarily on the basis of network size and coverage, location, price, technique level, the range and the quality of services that we offer and our brand name. We compete for our other services based on our technique level, location, price as well as the quality of services.

Compared to our competitors, we have the following competitive advantages:

Personnel advantage: in order to ensure access to qualified doctors and personnel, the Company cooperates with medical schools in Sichuan, Jiangxi and Shanxi to provide internship opportunities for future professionals and build a talent pipeline for senior doctors and general practitioners.

Management advantage: The senior management is comprised of marketing experts in medical industry and qualified experts and talents in cosmetic surgery industry.

Equipment advantage: Our main medical equipment were imported from the world-class manufacturers such as U.S.-based Candela, Cynosure, and Cutera, Germany based Fotona and so on,

We also compete for such business as esthetic dentistry, gynecology/male plastic surgery with private dental clinics and cosmetology departments in regular public hospitals. In china, most of the private dental clinics are very small in size, usually one dentist and one small room for each clinic. Our esthetic dentistry department has technologic advantage over private dental clinics as we are focusing on teeth whitening and Orthodontic brace and equipped with advanced equipment. With regard to the cosmetology departments in regular public hospitals, our quality of services differentiates us from regular public hospitals because these public hospitals are state-owned non-profit organization in China and have less motivation to provide high quality medical service for the patients.

Suppliers of raw materials

Our raw materials include plastic surgery material, cosmetics, medicine, and dental materials. We have two major suppliers to supply us with botox and prosthesis. Botox injection is one of the most effective Rhytidectomy that is commonly used in cosmetology. Prosthesis is used in the breast implants as the stuffing. We purchase Botox from Sichuan Hengda Biology Products Limited and Mcghan prosthesis from Shanghai Yinuo Medical Products Limited. Each supplier accounted for 12% of our total purchase amount in 2010. We do not have principal suppliers for other materials. We also do not rely on any of the suppliers for our raw materials as we can easily find a substitute supplier.

Our Customers

Our customers are mainly individual consumers and we do not rely on any of them. The number of our customers increased approximately 25% to 25,682 in 2010 from 20,514 in 2009. In 2010, we served 1,960 male customers and 23,722 female customers, compared to 1,996 male customers and 18,518 female customers in 2009. A majority of our customers are in their 20s.

In 2010, we sponsored several big events such as Global Final of Miss International. We enhanced our cooperation with traditional media such as TV stations, and built strategic cooperation partnership with Chengdu TV Station. In addition, we used new media such as mobile phones as well as web marketing to enhance our brand name. These marketing methods contributed to the high level of growth of revenue in 2010.

Intellectual Property

Mr. Yixiang Zhang, our CEO, owns a trademark registered at the State Administration for Industry and Commerce of China, namely, “西蝉” (translated as “SHESAYS” in English). Mr. Zhang has entered into an agreement with SHESAYS to allow SHESAYS to use the trademark without charge. There is also no non-cash consideration that CEO receives in return for allowing SHESAYS to use the trademark he owns. The trademark of “西婵”will appear as our core brand and its registration will expire in 2017.

In addition, SHESAYS registered two trademarks with the State Administration for Industry and Commerce of China, namely, “SHESAYS” and “钧阁”, the latter of which is translated as “Junge” in English and will appear in our clinics and skincare centers.. The registration of “SHESAYS” and“均阁“will both expire in 2020. Generally, we can renew our registration when the registration of the trademarks expires.

Governmental Approval of Principal Products or Services

PRC regulations require any foreign entity that invests directly in the medical services industry in China must have operations in the medical industry outside of China. No foreign entity is allowed to set up a wholly-owned medical institute in China too. However, a foreign entity is permitted to set up a joint venture medical institute with Chinese entities. Foreign investors are permitted to hold shares of the joint venture medical institute up to 70%.

Currently, we do not directly operate medical services outside of China and are therefore not qualified for operating medical service business in China under PRC regulations. Since we do not have direct operation of medical services business outside of China, our domestic PRC subsidiary, BOAN, which is considered foreign-invested, is currently ineligible to apply for the required medical services licenses in China. Our medical services business is currently provided through contractual arrangements with our consolidated affiliated entities in China, SHESAYS and its subsidiaries. SHESAYS is owned by 5 PRC citizens, including Yixiang Zhang, Wenhui Shao, Xingwang Pu, Ning Liu and Bing Fang , with shareholdings in SHESAYS of 45%, 15%, 15%, 15% and 10%, respectively.  SHESAYS and its subsidiaries hold the requisite licenses to provide medical services in China (See Sections of Corporate History and PRC Structure under Item 1 Business for details). The medical licenses will expire in 2025 for headquarter hospital and 2040 for the clinic at Zigong. The medical licenses for clinics at Yibin and Leshan do not have expiry date, but the business licenses will expire in 2014 which can usually be renewed when they expire.

Regulations

Because our operations are based in China, we are regulated by the national and local laws of the People’s Republic of China. The cosmetology industry is generally subject to state, local laws and regulations relating to environment, health, and safety. Currently, there are two regulations in execution, “Interim Regulation on Medical Cosmetology Service”and “The Basic Standard of Medical Cosmetology Institutions and Departments” We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. We believe that our operations are in compliance with the laws and regulations including environmental laws and that there are no violations that would have a material effect on us. The cost of compliance with these laws and regulations including environmental laws is not expected to have a material financial impact on our operations.

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and prior approval of the Chinese government is still required for purchase of foreign currencies for capital account transactions.

Our Research and Development

We do not have independent research and development activities. However, our medical specialist will participate in industry training to keep update of their professional knowledge. We also invite outside specialist to our hospital to do research, which will incur some insignificant expenses.

Employees

We have 313 full-time employees as of December 31, 2010, including 127 in administration, finance, marketing and other supporting departments, and 186 in medical service business departments. We do not have any part-time employees.

ITEM 1A. RISK FACTORS

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. The risk factors presented below are the ones that we currently consider material. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business and Industry

Product liability claims or treatment malpractice claims could harm our business, financial condition and results of operations.

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

We began our current business operations in May 2005. Accordingly, we have a limited operating history for our current operations upon which you can evaluate the viability and sustainability of our business and its acceptance by consumers. It is also difficult to evaluate the viability of our business model because we do not have sufficient experience to address the risks frequently encountered by every level of branches newly established and when entering new regional markets. These circumstances may make it difficult for you to evaluate our business and prospects.

Our senior management and employees have worked together for a short period of time, which may make it difficult for you to evaluate their effectiveness and ability to address challenges.

Due to our limited operating history and recent additions to our management team, certain of our senior management and employees have worked together at our company for only a relatively short period of time. As a result, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business. In 2010, we added two new members to our management team of SHESAYS. Meng Hu joined us on Nov 11th, 2011 and serves as administration director in Cosmetic Surgery Department. Yan Deng joined the company on September 1st, 2011 and serves as manager in customer service department.

Our medical care personnel may have errors in plastic surgery operation, which would cause clinic incidents and adversely affect our ability to generate revenue from our cosmetology services, and our financial condition and results of operations.

Medical care personnel may have errors in plastic surgery operation, and clinical test products may be risky. If a serious medical negligence/malpractice happened, our brand image would be severely impaired, which would affect our ability to generate revenue from our cosmetology services, and our financial condition and results of operations.

There may be more advanced appliances and equipment or diagnosis and treatment methods which may constitute challenge against SHESAYS.

We need to upgrade our techniques and equipment continuously to keep our technique advantage. In respect of external environment, there may be more advanced appliances and equipment or diagnosis and treatment methods which may constitute challenge against SHESAYS. In response to such challenge, we will continue to strengthen employee training to enhance professional abilities and also continue to raise our research level, operative skills and update equipment to maintain our leading status in cosmetology techniques in the region.

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

Though we will expand our business across Sichuan Province, substantial majority of our revenues are currently concentrated in Chengdu, from where 96% of the total revenue in 2010 were generated. We expect Chengdu to continue to be the important sources of our revenues. If the city experiences an event negatively affecting its cosmetology industry, such as a serious clinical incident, negative changes in government policy, a natural disaster, our ability to generate adequate cash flow would be materially and adversely affected

We may not be able to successfully expand our business network into new regions which could harm or reverse our growth potential and our ability to increase our revenues, or even result in a decrease in revenues.

We are pursuing a strategy to expand our service network into new regions. Based on the Chengdu headquarters, we aim to expand our business into other cities of Sichuan province and nation wide. As of date, we have established a comprehensive cosmetology hospital, three new outpatient clinics in the cities of Yibin, Leshan and Zigong, and are planning to set up the second flagship hospital in Chengdu.

In the new cities, we may compete with local competitors and encounter new difficulties, which could harm or reverse our growth potential and our ability to increase our revenues, or even result in a decrease in revenues.

We face intensive competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We compete with some of the largest cosmetology hospitals such as Huamei Zixin Medical Cosmetology Hospital, Chengdu Dahua Medical Plastic Hospital in southwest China. We compete for plastic surgery clients primarily on the basis of network size and coverage, location, price, technique level, the range and the quality of services that we offer and our brand name. We also compete for such business as esthetic dentistry, gynecology / male plastic surgery with private dental clinics and cosmetology departments in regular public hospitals. Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources and may be able to mimic and adopt our business model. We cannot assure you that we will be able to successfully compete against new or existing competitors.

We depend on the leadership and services of Mr. Yixiang Zhang, who is our founder, chairman, and our largest stockholder, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Mr. Yixiang Zhang, our founder, CEO and chairman and may become our largest stockholder (pursuant to an agreement Mr. Zhang signed with a major stockholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our company for a nominal price within 5 years from the execution date of such agreement and then become the largest stockholder of the Company). We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, our other major stockholders and many of our customers. If he was unable or unwilling to continue in his present position, or if he joins a competitor or forms a competing company in violation of his employment agreement and non-compete agreement, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

Our expansion plan would be restricted by the need of updating our management systems and shortage of human resources.

With the expansion of our business, our management systems and shortage of human resources may become factors restricting our company’s development. We expand our business with a rapid speed, and our current management systems may not be timely updated and there might not be enough talents to be recruited. We will continue to establish and improve our management systems such as counter-crisis plans and organization & position design systems. We expect a budget of $150,000 to enhance our management systems in 2011. We will also continue to enhance our medical care personnel’s training system and continue our efforts in recruiting high-quality employees with $150,000 estimate expenditure in 2011. The total estimate amount spent on enhancing the management systems as well as on training and recruitment over next fiscal year is $300,000.

If we do not continue to expand and maintain an effective sales and marketing team, it may cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology service revenue.

Many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain and introduce our service offerings to our existing and potential customers. We will need to further increase the size of our sales and marketing staff as our business continues to grow. We may not be able to hire, retain, integrate or continue to motivate our current or new marketing personnel which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology service revenue. In 2009 and 2010, we have recruited 6 and 11 sales and marketing staff respectively. For the members of sales team recruited in 2010, the average time of employment is 7 months. For those recruited in 2009, the average time of employment is 18 months. We expect to hire additional 10-15 sales employees in 2011.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

To further expand our business into other cities, we have recently opened three new outpatient clinics in Leshan, Yibin and Zigong cities in Sichuan province. The 9,263 square feet clinic in Leshan, the 8,851 square feet clinic in Yibin and the 13,912 square feet clinic in Zigong primarily provide a range of customized services including medical cosmetology, cosmetic surgery, and cosmetic dermatology. In the future, we plan to set up more new hospitals and outpatient clinics nation wide. As a result, we may require additional cash resources. We expect to need approximately $30.5 million to realize our plans for expansion in the next 3 years. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

  investors’ perception of, and demand for, securities of alternative cosmetology hospital;

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

Our liquidity may be negatively affected by the waiver of payment of management and service fee for the term of three years.

Pursuant to the contractual arrangements between our subsidiary, BOAN with SHESAYS and its stockholders, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. The service fees shall be equal to 100% of the residual return of SHESAYS and its subsidiaries which can be waived by BOAN from time to time at its sole discretion. Pursuant to the Supplementary Agreement to the Exclusive Service Agreement on March 22, 2011, BOAN and SHESAYS reached an agreement that, in order to support the strategic expansion plan of SHESAYS in China, BOAN agreed to waive the service fees to be paid by SHESAYS for three years commencing from April 27, 2010 so that SHESAYS can execute its business expansion plan, launch the flagship hospital in Chengdu and establish the cosmetology hospitals in various locations in China. As we do not have any other assets and any revenues from other sources other than our interest in the agreements, our liquidity could be negatively affected by the waiver of payment of management and service fee.

Currently we do not maintain an effective system of internal controls and may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely impacted.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to maintain an effective system of internal controls in the future, we may be unable to accurately report our financial results or prevent fraud and investor confidence and the market price of our stock may be adversely impacted. Prior to the consummation of the business combination on June 7 2010, we were a shell company with nominal operations and nominal assets. We declared in 2009 10-K that the internal controls was ineffective due to lack of proper segregation of functions, duties and responsibilities with respect to our cash and controls over the disbursements related thereto due to our very limited staff, including our accounting personnel. After the restructuring of the company, our internal controls have been improved with new business and operation. We maintain a system of internal controls and procedures and prepare our financial reports according to US GAAP. However, the Company currently does not have an US GAAP expert in its staff and does not have an audit committee, independent directors, and has not established independent oversight over our management and internal controls. Thus we believe our internal controls over financial reporting were not effective as of December 31, 2010. Since December 2010, we have been working to take corrective steps. Our CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP via the Internet. Also, we plan to hire experienced professionals, independent directors and set up audit committee when appropriate candidates are identified and sufficient funds are available to us. As we currently do not maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investors’ confidence and the market price of our stock may be adversely impacted.

Risks Relating to Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC governmental restrictions on foreign investment in the medical industry, we could be subject to severe penalties.

Substantially all of our operations are or will be conducted through our indirectly wholly-owned operating subsidiaries in China, which we collectively refer to as our PRC operating subsidiaries, which have contractual arrangements with our consolidated affiliated entities in China. PRC regulations require any foreign entity that invests directly in the medical services industry in China must have direct operations in the medical industry outside of China. In addition, foreign entity is not allowed to set up wholly-owned medical institute in China although the foreign entity is permitted to set up a joint venture medical institute with Chinese entities up to maximum of 70% of interest.

Currently, we do not have direct operation of medical services outside of China and is not eligible under PRC regulations to apply for the required medical services licenses in China. While our indirect PRC operating subsidiaries are eligible for the required licenses for providing medical services in China and have obtained such licenses, we have been using and are expected to continue to use these PRC operating affiliates to operate a significant portion of our medical business for the foreseeable future. We have entered into contractual arrangements with these PRC operating affiliates, pursuant to which we, through our PRC wholly-owned foreign enterprise subsidiary, provide technical support and consulting services to our PRC operating affiliates. In addition, we have entered into agreements with our PRC operating affiliates and each of their stockholders which provide us with substantial ability to control these affiliates and their existing and future subsidiaries.

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

We rely on contractual arrangements with SHESAYS and its subsidiaries and stockholders for a substantial portion of our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with SHESAYS and its subsidiaries and stockholders to operate our medical business. For a description of these contractual arrangements, see “PRC Structure.” These contractual arrangements may not be as effective in providing us with control over SHESAYS as direct ownership. If we had direct ownership of SHESAYS, we would be able to exercise our rights as a stockholder to effect changes in the board of directors of SHESAYS which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if SHESAYS or any of its subsidiaries and stockholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective.

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

Unaffiliated stockholders may have limited recourse against our affiliates if they do not abide by or terminate the contractual arrangements that govern our operations, and these relationships may present potential conflicts of interest.

There are affiliates on both sides of the contractual agreements. For example, Mr. Zhang is our Chairman and Chief Executive Officer and may become our largest stockholder (pursuant to an agreement Mr. Zhang signed with a major stockholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our company for a nominal price within 5 years from the execution date of such agreement and then becomes the largest stockholder of the Company). At the same time, Mr. Zhang is the CEO and chairman of the board of our Chinese operating company SHESAYS and hold 45% of equity of SHESAYS.

Since affiliates stand on both sides of the agreements which are critical to our business operations, it would be easy to terminate or modify these agreements. As a result, since these agreements and our affiliates are governed by PRC law, our unaffiliated investors would have little or no recourse since all of the assets of our operating entities are located in China and we do not have any other assets an any revenues from other sources other than our interest in the agreements. Under PRC law, disputes under contractual arrangements are often resolved through arbitration or litigation. Affected stockholders may be limited to seeking damages as PRC courts may be reluctant to order specific performance.

In addition, these relationships may pose potential conflicts of interest. When the interests of these affiliates diverge from our interests, they may be required to exercise their influence in the best interests of both us (or our stockholders) and another related entity and their owners. Some decisions concerning our operations or finances may present conflicts of interest between us and the other entity or person or its affiliates. There is no mechanism in place to resolve these conflicts of interest, and applicable law may also prohibit a stockholder from successfully challenging a transaction with an affiliate if the transaction received the requisite vote of our disinterested directors who received full disclosure of the existence and nature of the conflict.

Our business operations may be affected by legislative or regulatory changes.

The regulatory department of the government may issue new rules and regulations which may raise higher requirements for operation, qualifications of employees and hardware levels. Changes in laws and regulations or the enactment of new laws and regulations governing plastic surgery, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations. Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

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

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency- denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of China’s economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

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

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activity, and a failure by our stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

The PRC National Development and Reform Commission, or NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our stockholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect stockholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. If any PRC stockholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot assure you that all of our stockholders who are PRC residents will comply with our request to make or obtain any registrations or approvals required under these regulations or other related legislation. Furthermore, as the regulations are relatively new, the PRC government has yet to publish implementing rules, and much uncertainty remains concerning the reconciliation of the new regulations with other approval requirements. It is unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. The failure or inability of our PRC resident stockholders to comply with these regulations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our ability to inject additional capital into our PRC subsidiaries and the ability of our PRC subsidiaries to make distributions or pay dividends, or materially and adversely affect our ownership structure. If any of the foregoing events occur, our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

Contractual arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties. We did not obtain any tax savings from the contractual arrangements we entered into amongst our subsidiaries and affiliated entities. We do not expect there will be any tax saving in the future.

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

To comply with PRC laws and regulations relating to foreign ownership restrictions in the medical business, we currently conduct our operations in China through contractual arrangements with SHESAYS, its stockholders and subsidiaries. As part of these arrangements, SHESAYS and its subsidiaries hold certain of the assets that are important to the operation of our business. If any of these entities goes bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of SHESAYS and its subsidiaries undergoes a voluntary or involuntary liquidation proceeding, its stockholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenue and the market price of our stock.

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

Because our earnings and cash and cash equivalent assets are denominated in Renminbi fluctuations in exchange rates between the U.S. dollars and Renminbi will affect the relative purchasing power of our revenue and our balance sheet and earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005 the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy has resulted in the gradual increase in the value of the Renminbi against the U.S. dollar over time. Between July 2005, when China began its Renminbi exchange rate reform, and the end of 2009, the value of the Renminbi has appreciated by 21.21 percent against the U.S. dollar and up by 2.21 percent against the Euro. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we might issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

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

Because our funds are held in banks in uninsured PRC bank accounts, the failure of any bank in which we deposit our funds could affect our ability to continue our business.

Funds on deposit at banks and other financial institutions in the PRC are often uninsured. A portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business. At the end of 2010, our deposit of fund in three banks, including Bank of Chengdu, Citic Bank, Shenzhen Development Bank, Bank of China and Agriculture Bank of China, is 0.45% of our total assets. There is low possibility that these banks fails, and we believe the failure of any single bank could not affect our ability to continue our business as our business has little accounts payable and has great capability to generate cash revenue on a day-to-day basis.

Failure to comply with the U.S. foreign corrupt practices act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents may violate applicable law in connection with the marketing or sale of our products, including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and China’s anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

RISKS RELATED TO DOING BUSINESS IN CHINA

Chinese corporate income tax law could adversely affect our business and our net income.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as China SHESAYS Medical Cosmetology Inc.and Perfect Support Limited . Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign stockholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Our business is largely subject to the uncertain legal environment in China and our legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign-invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign-invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to serve service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our procurement strategy is to diversify our suppliers both in the PRC and overseas. And some of our raw materials and major equipments are currently imported. These transactions are often settled in U.S. dollars or other foreign currency. In the event that the U.S. dollars or other foreign currency appreciate against RMB, our costs will increase. Our profitability and operating results will suffer if we cannot pass the resulted cost increase to our customers. In addition, because our sales to international customers are growing, we are subject to the risk of foreign currency depreciation.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers’ demand for our products and services.

All of our operations are conducted in China and parts of our revenues are generated from sales to businesses operating in China. Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to pay vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will ot arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

Risks Relating to Regulation of Our Common Stock

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Mr. Yixiang Zhang is our chief executive officer and currently, the sole member on the Board of Directors. Pursuant to an agreement Mr. Zhang signed with a major stockholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our company for a nominal price within 5 years from the execution date of such agreement and becomes the largest stockholder of the Company. See “Certain Relationships and Related Transactions.” Accordingly, Mr. Zhang and other executive officers who hold the Company’s common stock are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There is currently a very limited trading market for our common stock.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the Over-The-Counter Bulletin Board. Securities traded on the Over-The-Counter Bulletin Board typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our stockholders to sell our common stock. Prior to the fourth quarter ended December 31, 2010, there was no trading activity of our common stock on the Over-The-Counter Bulletin Board.

We do not intend to pay cash dividends in the foreseeable future.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries based in the PRC. Our operating subsidiaries, from time to time, may be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See “Risks relating to Regulation of Our Business and to Our Structure” above.

Our common stock is subject to the Penny Stock Regulations.

Our common stock is, and will continue to be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares of common stock will be issuable for future sale which will dilute the ownership percentage of our current holders of common stock. The availability for public resale of those shares may depress our stock price.

Also as a result, there will be a significant number of new shares of common stock on the market in addition to the current public float. Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Enforcement against us or our directors and officers may be difficult.

Because our principal assets are located outside of the U.S. and a majority of our directors and officers, both present and future, reside outside of the U.S., it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and directors or to enforce a U.S. court judgment against us or them in the PRC.

In addition, our operating company is located in the PRC and substantially all of its assets are located outside of the U.S. It may therefore be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

ITEM 2. PROPERTIES

Properties in the headquarters

Our headquarters hospital and principal executive offices are located at new No. 83, Xinnan Road, Wuhou District, Chengdu City, Sichuan Province, P.R. China, 610041.The first and second floor of this building occupy approximately 11,024 square feet which we leased from Sichuan Yanhua-Zhixin Industrial Group Co. Ltd., for approximately $139,524 a year on average. The lease will expire in 2018. The remaining floors of the building occupy approximately 24,649 square feet which we leased from 33 home owners and 650 square feet owned by us.

Properties in new flagship hospital

Our new flagship hospital is located at No. 28, Chuangye Road, Hi-tech Zone, Chengdu City, Sichuan Province, P.R. China. The building consists of approximately 195,269 square feet which we leased from Sichuan Enwei Investment Group Co. ltd., for approximately $1,301,494 per year. The lease will expire in 2016.

Properties in other cities

Address	Area square feet	Lease Term
Leshan City	9,263	March 2010—February 2015
Zigong City	13,912	April 2010—March 2015
Six properties in Cuiping District, Yibin City	8,851	March 2010—April 2015

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

PART II

ITEM 5. MARKET FOR OUR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board maintained by the NASD under the symbol CSAY.OB. Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock. Prior to the fourth quarter ended December 31, 2010, there was no trading activity of our common stock quoted on the OTC Bulletin Board. Since the fourth quarter, there was limited trading activity of our common stock quoted on the OTC Bulletin Board. The transfer agent for our common stock is Island Stock Transfer at 100 Second Avenue, South Suite 705S, St. Petersburg, FL 33701.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2010
Fourth Quarter ended December 31, 2010	$2.50	$0

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Our shares are subject to rules applicable to “penny stock” which pertains to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Holders

On March 28th, 2011, there were approximately 258 stockholders of record of our common stock. The number of record holders does not include persons who hold our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid or declared any cash dividends on our common stock within the past three years and do not foresee doing so in the foreseeable future. We intend to retain any future earnings for the operation and expansion of our business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors

No Equity Compensation Plan

We do not have any equity compensation plans. Our Board of Directors may adopt one or more equity compensation plan in the future.

Recent Sales of Unregistered Securities

On November 5, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) relating to the issuance and sale of 600,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $2 per share, in a private placement transaction. The aggregate purchase price for the Shares was $1,200,000. The sale of the Shares to the Purchasers was closed on November 12, 2010 (the “Closing”). In addition, pursuant to a Financial Advisory Services Agreement entered into between Sichuan SHESAYS Cosmetology Hospital Co., Ltd., a subsidiary of the Company, and Chief Capital Limited, a subsidiary of Chief Securities Ltd., the Company issued to Chief Capital Limited a warrant to purchase 48,000 shares of Common Stock as part of Chief Capital Limited’s service commission in connection with the private placement.  The warrants are exercisable for a period of 2 years from the date of the reverse merger on June 7, 2010, with exercise price of $2 per share.

Reports to Security Holders

We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as the MD&A, is intended to help the reader understand our Company, our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2010 and 2009 and for the two-year period ended December 31, 2010.

This discussion should be read in conjunction with the other sections of this prospectus, including the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this prospectus. See “Risk Factors.” Our actual results may differ materially.

Overview

We are a Nevada holding company operating in the cosmetology industry. Substantially all of our operations are conducted in China through BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries.

SHESAYS was established in May 2005 and specializes in cosmetology treatments, integrating medical treatment and education. At present, we have such core clinical departments as cosmetic surgery, cosmetic dermatology, cosmetic dentistry, cosmetic Traditional Chinese Medicine (“TCM”). Services provided in cosmetic surgery include eye shaping, facial contour, rhinoplasty, face shaping, wrinkles elimination, breast surgery, chiloplasty, liposuction slimming, ear reshaping, gynecology / male plastic surgery. Cosmetic dermatology department provides services of laser depilation, acne/pock removal, facelift and wrinkle decrease of Cutera Titan, laser whitening, pore minimizing, skin rejuvenation etc. Cosmetic dentistry includes the services of optical fluoride whitening, repair of uneven denture, porcelain teeth / cercon, orthodontic treatment, comfortable painless teeth cleaning, complex tooth extraction face-lift surgery, orthodontic caries-prevention and correction for children, adult orthodontics invisible. Traditional Chinese Medicine, also known as TCM, is the medical theory and practices of Chinese culture, especially herbal medicine, acupuncture and osteopathy, for preventing or treating illness, or promoting health and well-being. Cosmetic TCM is to use traditional Chinese Medicine, such as acupuncture and moxibustion, to provide cosmetic service, such as to dispel freckle, lose weight, as well as to enhance the endocrine system. The major difference of Chinese medicine from Western medicine is that it focuses on "health" rather than on "healing" because Chinese medicine promotes overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness.

Headquartered in Chengdu, Sichuan province, P.R. China, SHESAYS aims to expand its business outside of Chengdu. In 2010, SHESAYS established three new outpatient clinics in the cities of Yibin, Leshan and Zigong, Sichuan province, and is constructing a new flagship store, a comprehensive cosmetology hospital in Chengdu.

For the fiscal year ended December 31, 2010, we generated revenues of $12,173,231which represents a growth of 37.8% compared to $8,834,673 in the previous fiscal year. This increase in revenue is attributed to our increased sale to the existing and new customers in 2010.We serviced 25,682 customers in 2010 compared to 20,514 in 2009. However, our net income decreased from $1,766,442 for 2009 to $1, 342,893 for 2010, a 24.0% decline. The decrease in net income was mainly due to our increased expense related to listing on OTCBB.

Our business operates in China and financial statements are denominated in Chinese Renminbi (RMB), but we report our financial results in our SEC filings in U.S. dollars. The conversion of our financial statements from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” because it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the years ended December 31, 2010 and 2009, we recorded foreign currency translation gains of $129,931 and $1,073 respectively.

Major factors that affect our Financial Conditions in 2010

The increase in our operating results in the last two years is attributable to a number of factors, including the substantial increase of domestic cosmetology demand and successful brand promotion. We expect our business to continue to be driven by the following factors:

Increasing domestic spending in Cosmetology

The demand for our cosmetology service is directly related to consumer’s cosmetology spending, which is largely determined by the economic conditions and disposable income of consumers. According to the statistics released by National Bureau of Statistics of China, China’s economy has experienced a rapid growth in the last thirty years. The annual growth rate has been in the range of 9% to 13% in the last five years. China’s GDP per capita has been over $3,000 since 2007, which marks a new starting point in terms of consumption. With economic growth of a country with 1.3 billion people, China’s increased consumption has upgraded many traditional consumption industries and accelerated development of many new industries, such as medical cosmetic industry. The national medical cosmetic market reached approximately $439 million last year but compared with $60 billion in the United States, there is still a huge gap. We believe that the domestic spending in cosmetology will continue to increase at a fast rate within the next five years as consumer’s disposable income continues to grow.

Successful Promotion of Our Brand Name

Mr. Yixiang Zhang, our CEO, owns a trademark registered at the State Administration for Industry and Commerce of China, namely,“西婵” (translated as “SHESAYS” in English). Mr. Zhang has entered into an agreement with SHESAYS to allow SHESAYS to use the trademark without charge. “SHESAYS” will appear as our core brand. In addition, SHESAYS registered a trademark at the State Administration for Industry and Commerce of China, namely, “钧阁” (translated as “Junge” in English). Junge will appear in our clinics and skincare centers.

The logo “SHESAYS” combines the names of two of the four great beauties in ancient China, Xi Shi and Diao Chan, and embodies grace and joy, stimulating people to pursue beauty. The logo conceives rich visual impact and imagination, which contains profound cultural connotations and is easy to promote.

Also, in the year of 2010, there are another two factors affecting our financial conditions. Firstly, we established three clinics and achieved a steady growth of our revenue of 37.8% with the growth of the number of our customers. Secondly, we became a public company in US by reverse-merger with an OTCBB shell company. Therefore, we have incurred expenses related to this reverse merger and maintaining the status as a public company, this will negatively affect our bottom line result.

Results of Operations

The following table summarizes the results of our operations in dollar amounts and percentage of increase (decrease) over previous year during the fiscal years ended on December 31, 2010 and 2009.

All amounts, other than percentages, in U.S. dollars

	Year ended December 31,
	2010		2009
		As a		As
	All Amount	percentage	All Amount	percentage
		of net		of net
		revenues		revenues
REVENUE
Customer service revenue
Cosmetic surgery service	$6,195,516	50.9%	$4,835,389	54.7%
Professional medical beauty service	4,940,433	40.6%	2,998,806	33.9%
Cosmetic dentistry services	427,427	3.5%	579,822	6.6%
Sales of goods	609,855	5.0%	420,656	4.8%
Total Revenue	12,173,231	100.0%	8,834,673	100%

COST OF REVENUE
Cost of service revenue
Cosmetic surgery service	(1,762,733)	-14.5%	(1,536,779)	-17.4%
Professional medical beauty service	(847,827)	-7.0%	(517,428)	-5.7%
Cosmetic dentistry services	(164,928)	-1.4%	(168,547)	-1.9%
Cost of goods sold	(228,078)	-1.9%	(162,705)	-1.8%
Depreciation	(349,328)	-2.9%	(206,831)	-2.3%
Total Cost of Revenue	(3,352,894)	-27.5%	(2,592,290)	-29.3%

GROSS PROFIT	8,820,337	72.5%	6,242,383	70.7%

OPERATING EXPENSES
Selling, general and administrative expenses	2,862,664	23.5%	2,680,577	30.3%
Advertising costs	3,014,871	24.8%	1,290,545	14.6%
Professional and consultant fees	716,910	5.9%	138,292	1.6%
Depreciation	197,071	1.6%	125,768	1.4%
Total Operating Expenses	6,791,516	55.8%	4,235,182	47.9%

INCOME FROM OPERATIONS	2,028,821	16.7%	2,007,201	22.7%

OTHER INCOME (EXPENSES)
Other income	4,574	0.0%	52,714	0.6%
Interest income	5,128	0.0%	3,383	0.0%
Interest expenses	(48,852)	-0.4%	(3,224)	-0.0%
Imputed interest	(250)	0.0%	(1,027)	-0.0%
Other expenses	(41,530)	-0.3%	(66,489)	-0.8%
Total Other Expenses, net	(80,930)	-0.7%	(14,643)	-0.2%

INCOME FROM OPERATIONS BEFORE TAXES	1,947,891	16.0%	1,992,558	22.6%
Add
(less):
Income tax	(624,605)	-5.1%	(226,116)	-2.6%
expenses
Net loss attributable to noncontrolling interests	19,607	0.2%	-	0.0%
NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	1,342,893	11.0%	1,766,442	20.0%

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gain	129,429	1.1%	1,073	0.0%
Add: foreign currency translation loss attributable to noncontrolling interests	502	0.0%	-	0.0%
Foreign currency translation gains attributable to China Shesays common stockholders	129,931	1.1%	1,073	0.0%
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$1,472,824	12.1%	$1,767,515	20.0%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Total revenues. Total revenues increased by approximately $3.3 million or 37.8% to approximately $12.2 million in 2010 from approximately $8.8 million in 2009. Our sales growth was driven by sales from our new outpatient clinics in Leshan, Yibin and Zigong, and our continued efforts to attract new customers in the headquarter hospital. We serviced approximately 25,682 customers in the headquarter hospital and three clinics in 2010 compared to approximately 20,514 customers in 2009.

The following table sets the revenues generated from each of our cosmetology categories for the periods indicated.

REVENUES	For the year ended December 31,
	2010	2009	Increase/	%
			(Decrease)	Change
Cosmetic surgery service	6,195,516	4,835,389	1,360,127	28.1%
Professional medical beauty service	4,940,433	2,998,806	1,941,627	64.7%
Cosmetic dentistry services	427,427	579,822	(152,395)	-26.3%
Sales of goods	609,855	420,656	189,199	45.0%
Total revenues	$12,173,231	$8,834,673	$3,338,558	37.8%

For 2010, revenues of our current headquarter hospital increased by 33.0% to $11.7 million, from $8.8 million in 2009. Three new clinics launched in 2010 contributed approximately $0.5 million to revenues.

		Year Ended December 31,
	2010		2009
Location
Sichuan Shesays	11,676,294	96.0%	8,834,673	100.0%
Leshan Jiazhou Shesays	272,412	2.2%	-
Yibin Shesays	158,336	1.3%	-
Zigong Shesays	66,189	0.5%	-
Total sales	12,173,231	100.0%	8,834,673	100.0%

Cost of revenue. Our cost of revenues, which includes costs of service revenue, cost of goods sold and depreciation, increased by approximately $0.7 million, or 29.3% to approximately $3.4 million in 2010 from approximately $2.6 million in 2009. As a percentage of net revenues, the cost of goods sold increased approximately by 1.8% to 29.3% in 2010, from 297.5% in 2009. The increase in cost of sales was mainly due to the increase in revenues during the year.

COST OF	For the year ended December 31,
REVENUE
	2010	2009	Increase/(Decrease)%
				Change
Cosmetic surgery service	(1,762,733)	(1,536,779)	(225,954)	14.7%
Professional medical beauty service	(847,827)	(517,428)	(330,399)	63.9%
Cosmetic dentistry services	(164,928)	(168,547)	3,619	-2.1%
Sales of goods	(228,078)	(162,705)	(65,373)	40.2%
	$(3,003,566)	$(2,385,459)	$(618,107)	25.9%
Depreciation	(349,328)	(206,831)	(142,497)	68.9%
Total cost of revenue	$(3,352,894)	$(2,592,290)	$(760,604)	29.3%

Gross profit. Our gross profit increased by approximately $2.6 million, or 41.3% to approximately $8.8 million in 2010 from approximately $6.2 million in 2009. Gross profit as a percentage of net revenues increased by 1.8% to 72.5% in 2010 as compared to70.7% in 2009, mainly due to the increased revenues during the period. Our higher gross margin was primarily due to economies of scale obtained from business expansion.

Total Operating Expenses. Our total operating expenses increased by approximately $2.6 million or 60.4% to approximately $6.8 million in 2010 from approximately $4.2 million in 2009. As a percentage of net revenues, total operating expenses increased from 47.9% in 2009 to 55.8% in 2010. The increase in our total operating expenses was mainly attributed to marketing and advertising expenses and professional and consultant fees relating to being a public company.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by approximately $0.2 million, or 6.8% to approximately $2.9 million in 2010 from approximately $2.7 million in 2009. As a percentage of net revenues, selling, general and administrative expenses increased by 6.8% to 30.3% in 2010, as compared to 23.5% in 2009. The increase in expenses was due to the increase in salary cost and leasing expenses of three new clinics and current headquarter hospital.

Advertising costs. Our advertising costs increased by approximately $1.7 million or 133.6% to approximately $3.0 million in 2010 from approximately $1.3 million in 2009. Advertising costs as a percentage of net revenues increased by 10.2% to 24.8% in 2010 as compared to 14.6% in 2009. The increase in our advertising expenses was mainly contributable to the increase in marketing expenses and promotion of the brand name of “SHESAYS” in Sichuan’s cosmetology market.

Professional and consultant fees. Our professional and consultant fees increased by approximately $0.6 million or 418.4% to approximately $0.7 million in 2010 from approximately $0.1 million in 2009. As a percentage of net revenues, professional and consultant fees were increased from 1.6% in 2009 to 5.9% in 2010. The significant increase in our professional and consultant fees was mainly attributed to expenses incurred related to being a public company.

Income from operations. Our income from operating increased by approximately $21,620 or 1.1% to approximately $2.0 million in 2010 from approximately $2.0 million in 2009. As a percentage of net revenues, our income from operations was 16.7% in 2010 and 22.7% in 2009. This slight increase in income from operations was primarily due to the increase in revenues offset by the increase in operating expenses.

Other Income (Expenses). Other income (expenses), consisting primarily of interest income, interest expenses, imputed interest, and other miscellaneous expenses, increased by $66,287 to $80,930 expenses in 2010 from $14,643 expenses in 2009. The increase was primarily due to the increase in interest expenses as a result of the short term loan of $0.9 million obtained from Bank of Chengdu in 2010.

Income before income taxes. Our income before income taxes decreased by approximately $44,667 or 2.2% to approximately $1.9 million in 2010 from approximately $2.0 million in 2009. As a percentage of net revenues, our income before income taxes decreased by 6.6% to 16.0% in 2010, as compared to 22.6% in 2009. This decrease of income before income taxes was primarily attributable to the increase in operating expenses in 2010.

Income taxes. We incurred income taxes of approximately $0.6 million in 2010, with an increase of approximately $0.4 million or 176.2% over approximately $0.2 million in 2009. The increase was mainly due to the expiration of the special income tax assessment basis which was calculated based on the net income for income tax purpose assessed at 10% of services revenue with the applicable tax rate of 25% in 2009. From 2010 onwards, China SHESAYS has an income tax rate of 25%.

Net income. Net income decreased by approximately $0.4 million or 24.0% to approximately $1.4 million in 2010 from approximately $1.8 million in 2009, due to our 60.4% increase in operating expenses, coupled with our 176.2% increase in income tax expenses.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1.0 million. We had a working capital deficit of $0.8 million, that is, our current assets were $3.1 million and our current liabilities were $3.9 million as of December 31, 2010. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern. However, we believe that our strong net cash flow from operating activities, cost reduction and delay on capital expenditure will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months. Total stockholders' equity as of December 31, 2010, was $5.2 million. The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	December 31,
(in US dollar)	2010	2009

Net cash provided by operating activities	2,342,093	2,122,343
Net cash (used in) investing activities	(4,823,616)	(753,334)
Net cash provided by (used in) financing activities	2,129,555	(38,107)
Effect of foreign currency translation on cash and cash equivalents	9,516	419
Net (decrease) increase in cash and cash equivalents	(342,452)	1,331,321
Cash and cash equivalents – beginning of year	1,371,732	40,411
Cash and cash equivalents – end of year	1,029,280	1,371,732

Pursuant to our BOAN’s contractual arrangements with SHESAYS, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees, which shall be equal to 100% of the residual return of SHESAYS and its subsidiaries and can be waived by BOAN from time to time at its sole discretion. BOAN and SHESAYS reached an agreement that, in order to support the strategic expansion plan of SHESAYS in China, BOAN waived the service fees to be paid by SHESAYS for three years commencing from April 27, 2010 so that SHESAYS can execute its business expansion plan, launch the flagship hospital in Chengdu and establish the cosmetology hospitals in various locations in China. Therefore, no service fees have been paid to BOAN by SHESAYS up to date. Based on our expansion plan and past experience with respect to the new clinics launched in 2010, we believe that we need to retain our existing cash reserves and cash flow from operations in SHESAYS to support annual growth in the number of customers and number of new outpatient clinics and our planed new flagship hospital openings in fiscal 2011.

Operating Activities

Net cash provided by operating activities in 2010 amounted to $2.3 million, with an increase of $0.2 million from net cash inflows in operating activities of $2.1 million in 2009. The slight increase in our cash provided by operations was primarily due to an increase in income tax payable and other payables and accrued liabilities, offsetting by an increase in our prepaid expenses and a decrease in net income.

Investing Activities

Net cash used in investing activities in the year 2010 was $4.8 million, with a significant increase of $4.0 million from net cash used for investing activities of $0.8 million in 2009. We invested $4.8 million in purchase of property and equipment for 2010 as compared to $0.8 million in 2009. The investments were a part of our development plans, which include continuous expansion of our cosmetic services and expansion of new chain clinics. We paid $2.7 million cash for renovation and equipments for three new clinics launched in late 2010. In addition, $0.9 million was paid for new equipments at existing flagship hospital for the year 2010 compared to $0.8 million for the year 2009. In addition, $1.2 million was paid for renovation of the new flagship hospital in Chengdu in 2010.

Financing Activities

Net cash provided in financing activities was $2.1 million in 2010, compared to net cash used in financing activities of $38,107 in 2009. On November 5, 2010, we entered into a Stock Purchase Agreement with certain institutional and accredited investors relating to a private placement of 600,000 shares of our common stock, for net proceeds of approximately $1.1 million.

Loan Facilities

As of December 31, 2010, the Company and its subsidiaries have the following credit facilities with the following terms:

All amounts, other than percentages, are in U.S. dollars
No	Type	Contracting Party	Valid Date	Duration	Amount
1	Loan	Bank of Chengdu	February 10, 2010	1 year	$0.46 million
2	Loan	Bank of Chengdu	February 23, 2010	1 year	$0.46 million

We have approximately $0.9 million in total loans and $0.46 million and $0.46 million will mature on or before February 9, 2011 and February 22, 2011, respectively. We will repay each loan when it matures with our working capital. We will also consider renewing the loans; however, we cannot provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company.

Interest expense paid for the above short term loans totaled $48,852 and $3,224 for 2010 and 2009, respectively. There is no default in payment in respect of all of our obligations under the terms of the outstanding loan facilities from Bank of Chengdu and we have not breached any covenant thereof.

Critical Accounting Policies

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.

The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and the recoverability of the long-lived assets. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue recognition

The Company recognizes revenues in the period in which the services are performed. The Company recognizes revenues under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectibility of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand refund of service fee exists implicitly with the customers, the Company’s policy allows for refund only upon the Company’s authorization. Based on the historical experience on refunds incurred, the Company considers that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. The Company recognized refund of service fee as a reduction in revenue at the time when the amount of refund is agreed between the Company and the customer. During the years ended December 31, 2010 and 2009, the amount of refund of service fee was $31,393 and $24,130 respectively.

Sales of goods

The Company recognizes revenue on sales of goods when the goods are delivered and title to the goods passes to the customers provided that: (i) there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; (ii) the sales price is fixed and determinable; and (iii) collectability is deemed probable. It is the Company’s policy not to allow return of goods once the goods are inspected by and delivered to the customer. Accordingly, the Company makes no allowance for potential losses arising from sales return.

Accrued liability for customer reward program

The Company establishes a membership reward program of which the membership is free of charge. Under the membership reward program, members enjoy high discounts on services and accumulate membership credit points that vary depending on the services rendered. Members are eligible to redeem credit points to reduce the fees for services rendered by the Company and these credit points do not have any expiry date. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate credit points. As members redeem credit points, the accrued liability is reduced correspondingly. As of December 2010 and 2009, the Company’s accrued liability for its customers reward program amounted to $18,586 and $56,497 respectively, based on the estimated liabilities under the customer reward program.

Cash Coupons

Third parties and the Company’s customers may be awarded cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. The Company recognizes a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3. No cash coupons were issued during 2010.

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market value. Cost represents invoices value on purchases and is being calculated on the weighted average basis.

We provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Leasehold improvements	5 Years
Medical equipment	3 to 5 Years
Motor vehicles	5 Years
Office equipment	3 to 5 Years

Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

On January 1, 2007, the Company adopted the provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”. ASC 740-10-25 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on the Company’s financial position or results.

The Company was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for 2010 and 2009 are 25%. Prior to 2009, income tax was calculated by net income with the applicable tax rate. In 2009, the Company elected to have its net income for income tax purpose assessed at 10% of services revenue and the election was approved by the local tax bureau, income tax was therefore calculated by 10% of services revenue with the applicable tax rate. From 2010 onwards, Sichuan Shesays’s income tax will be assessed at the applicable tax rate of 25% on its net income.

Foreign currency transactions

The functional currency of the Company is Renminbi (“RMB”). Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements are translated into United States Dollars (“US$”) using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of ASU 2010-18 on the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 6, 2010, the Company’s Board of Directors approved the change of its principal independent accountants. On such date, Q Accountancy Corporation was dismissed from serving as the Company’s principal independent accountants and on the same day, Baker Tilly Hong Kong Limited was engaged as the Company’s new principal independent accountants.

The Dismissal of Q Accountancy Corporation

Q Accountancy Corporation was the independent registered public accounting firm for the Company from March 30, 2010 to June 6, 2010. None of Q Accountancy Corporation’s reports on the Company’s financial statements, including its report on the Company’s most recent fiscal year ended December 31, 2009, contained an adverse opinion or disclaimer of opinion or was qualified or modified as to audit scope, or accounting principles, but did contain an uncertainty as to the Company’s ability to continue as a going concern

During the Company’s most recent fiscal year ended December 31, 2009 and through the dismissal date of June 6, 2010, there were no disagreements with Q Accountancy Corporation, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Q Accountancy Corporation, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K occurred during the period in which Q Accountancy Corporation served as the Company’s principal independent accountants.

In accordance with Item 304(a)(3), the Company has provided Q Accountancy Corporation with a copy of this disclosure and has requested that Q Accountancy Corporation furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Q Accountancy Corporation addressed to the U.S. Securities and Exchange Commission is filed as Exhibit 16.1 to our Current Report on Form 8-K that we filed on June 7, 2010.

The Engagement of Baker Tilly Hong Kong Limited

During the Company’s two most recent fiscal years ended December 31, 2009 and December 31, 2008 and through June 6, 2010, the date when the Company engaged Baker Tilly Hong Kong Limited as its principal independent accountants:

(1) The Company did not consult Baker Tilly Hong Kong Limited regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements;

(2) Neither a written report nor oral advice was provided to the Company by Baker Tilly Hong Kong Limited in which they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult Baker Tilly Hong Kong Limited regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Yixiang Zhang, and Chief Financial Officer, Wenbin Zhu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Mr. Zhang and Ms. Zhu determined that, as of December 31, 2010, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal controls over financial reporting was ineffective as of December 31, 2010 due to the material weakness described below, we believe that, the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Controls over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal controls over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal controls over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Internal controls over financial reporting refers to the process designed by, or under the supervision of Mr. Zhang and Ms. Zhu, and effected by our board of directors, currently consisting of one director, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal controls over financial reporting was not effective, as of December 31, 2010, because of the material weaknesses in our internal controls over financial reporting described below.

During its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2010, management identified the following material weaknesses: (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; (ii) lack of standard chart of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes; (iii) lack of an audit committee or other independent oversight over our management and internal controls; and (iv) lack of independent directors.

After the restructuring of the company, our internal controls have been improved with new business and operation. We maintain a system of internal controls and procedures and prepare our financial reporting according to US GAAP. However, the Company currently does not have an US GAAP expert on its staff and does not has an audit committee, independent directors, and not established independent oversight over our management and internal controls. Thus we believe our internal controls over financial reporting were not effective in 2010.

Since December 2010, we have been working to take corrective steps. Our CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP via the Internet. Also, we plan to hire experienced professionals, independent directors and set up audit committee when appropriate candidates are identified and sufficient funds are available to us. As we currently do not maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely impacted. No assurance can be given that we have identified all the material and significant internal controls weakness and we will be able to adequately remediate existing deficiencies in our internal controls. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal controls and to otherwise comply with the internal controls rules under Section 404(a) of the Sarbanes-Oxley Act.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following table and text set forth the names and ages of all directors and executive officers as of March 29, 2011. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years.

Set forth below is information regarding our current directors and executive officers.

Name	Age	Position with the Company	Board Member Since

Yixiang Zhang	37	Chairman of the Board & CEO	June 7, 2010
Wenhui Shao	46	President
Xingwang Pu	42	Chief Technology Officer
Wenbin Zhu	40	Chief Financial Officer
Wei Chen	31	Chief Marketing Officer

Yixiang Zhang, 37, Chairman of the Board and Chief Executive Officer. Mr. Zhang founded SHESAYS in 2005 with 10 years of working experiences in pharmaceutical and medical care industry. He has strong expertise in chain operation and brand management. From 1998 to 2000, Mr. Zhang was the sales manager and investment manager of the chain drugstores in 999 Group, one of the leading enterprises in the field of pharmaceutics in China. In 2005, he established SHESAYS Cosmetic Surgery Hospital and has been the CEO and chairman of the board since then. Mr. Zhang was graduated from Huaxi Medical School of Sichuan University with a bachelor’s degree in public health. He is a member of Chengdu Youth Federation and tutor of Youth Business China (the “YBC”). Mr. Zhang is the sole director of the Company.

Wenhui Shao, 46, President and a director of SHESAYS. Mr. Shao is a professor of Jiangxi Yichun Medical College and Institute of Cosmetics of Southeast University, member in the Plastic Surgery team in Medical Aesthetics and Cosmetology Subcommittee of China Medical Association, member of subcommittee of Medical Aesthetics and Cosmetology in China Association of Traditional and Western Medicine, the initiator of the public welfare campaign “Care Breast in China” and a volunteer of the medical team of Smile Angle Foundation. Professor Shao has over 20 years working experience in the field of plastics and cosmetics. In 1990, he established Guizhou Plastics and Cosmetics Surgery Hospital. In 1997, he established the subcommittee of Medical Aesthetics and Cosmetology of the Medical Association of Guizhou Province. In 1998, he was awarded the title of Advanced Worker of Guiyang City and was conferred the National Labor Medal. In August 2004, he was offered the expert allowance by Guizhou provincial government. In 2005, he was chosen as the influential figure in the field of plastics and cosmetics in China in the past 20 years. He has compiled 9 monographs on medical cosmetology and published over 20 theses in this field. He had conducted over 40,000 plastics and cosmetics surgeries particularly in nose hump, breast implants, pouch removal surgery, double-folds eyelid surgery, one-time eyebrow change surgery, face plastic surgery, minimally invasive or noninvasive face outline change, tissue engineering plastic surgery. Mr. Shao received a diploma in cosmetic dermatology from Guiyang Medical College in 2003, and a diploma in medical aesthetics from Nanjing Southeastern University in 2005.

Xingwang Pu, 42, Chief Technology Officer and a director of SHESAYS. Professor Pu possesses 20 years expertise in the field of plastics and cosmetics and is a professor of Jiangxi Yichun Medical College. He is the leader of the medical team (Southwest China sector) of Smile Angel Foundation (Smile Angel Foundation is sponsored by Li Yapeng and Faye Wang, a couple of superstars with a child suffering from cheiloschisis. It was established on November 21, 2006 and is under the support and management of Chinese Red Cross Foundation aiming at helping the patients with cheiloschisis and palatoschisis in poor families. In November 2007, Sichuan SHESAYS Cosmetology Hospital was authorized as cooperative hospital of Smile Angel Foundation in Sichuan, namely Sichuan volunteer medical management institution in “Travel of Angel-Pass on Love” in Sichuan. It becomes the unique cooperative hospital engaged in medical plastic surgery in Sichuan. Pu Xingwang, technical dean of Sichuan SHESAYS Cosmetology Hospital, was selected leader of “Smile Angel Foundation” Sichuan volunteer medical team). Professor Pu is also a director of the international exchange center of Medical Aesthetics and Cosmetology Subcommittee of China Medical Association, and a member of the Plastic Surgery team in the Medical Aesthetics and Cosmetology Subcommittee of China Medical Association. Professor Pu was graduated from Guiyang Medical College and has further studied in Huaxi Medical School of Sichuan University, Liaoning Provincial People’s Hospital, and the Fourth Military Medical University. He is one of the first doctors who had applied the tissue engineering techniques to clinical operation. He has compiled 4 monographs on medical cosmetology and published over 20 academic theses. He specializes in the breast implants, face plastic surgery, body plastic surgery, arms and legs plastics surgery, tissue engineering surgery, cleft palate repair surgery and other congenital malformation repair surgery and the repair surgery of the failed plastics surgeries.

Wenbin Zhu, 40, Chief Financial Officer. Ms. Zhu joined SHESAYS in 2007 and has 20 years of experience in finance. She is a certified public accountant in China. Ms. Zhu was graduated from Southwestern University of Finance and Economics majoring in accounting.

With rich experiences in financial management for state-owned enterprises and private enterprises, Ms. Zhu is experienced in the financial management and internal control of medical services industry. Ms. Zhu has served as a finance manager for many years and has served as assistant finance director of Sichuan Xiongfei Group Co., Ltd. from 2002 to 2006. She is capable of establishing collectivized financial management system and internal control. She is also familiar with the policies and rules of China related to finance and is skilled at taxation and financial risk management.

Wei Chen, 31, Chief Marketing Officer. Ms. Chen joined SHESAYS in 2005. She has worked in the cosmetology industry since 1999. In 2006, she attended advanced study program on medical skin beautification at Zunyi Medical College. In 2007, she attended advanced study program at Australasian College of Cosmetic Surgery in Australia and was awarded certificate of qualification for operation of laser for medical purpose by the University of Australia. She joined skin beautification department of Sichuan SHESAYS Cosmetology Hospital Co., Ltd. in 2005 and served as operator of laser for beautification, consultant and administrative director of the skin beautification department. She was promoted to general marketing director of SHESAYS in July 2009.

Ms. Chen has 10 years of experience in cosmetology industry and is deeply knowledgeable of the current situation and trends in the development of medical skin beautification industry in China. Ms. Chen was graduated from Chengdu University with a Bachelor degree in accounting and later received a EMBA degree from Southwest Jiaotong University.

Board Committees

Our Board of Directors has not yet appointed an audit committee, a compensation committee, or a nominating and corporate governance committee due to the small size of our Board. Our Board does not currently have any member who qualifies as an audit committee financial expert, given that certain members of our current management took control of our Company in June 2010. We are planning to establish an independent audit committee, compensation committee and corporate governance committee in 2011.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

As of March 31, 2011, Kwai Man Yip is control person as she currently beneficially owns 89.8% of share of the Company through her ownership of Techno Meg Limited and Leading Pioneer Limited, our principal shareholders.

Code of Ethics

We do not currently have a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics in near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances during the fiscal year ended December 31, 2010 where an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods:

SUMMARY COMPENSATION TABLE

Cash Compensation

The following table shows the total compensation paid or earned for the years ended December 31, 2010 and 2009 by our Chief Executive Officer and Chief Financial Officer. No person had compensation in excess of $100,000 during 2010. Also shown is the compensation awarded to or earned by our former President due to the fact that he held such positions during a portion of fiscal 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yixiang Zhang Chief Executive Officer	2010	35,503	0	0	0	0	0	0	35,503
	2009	35,087	0	0	0	0	0	0	35,087
Wenbin Zhu Chief Financial Officer	2010	14,793	0	0	0	0	0	0	14,793
	2009	14,620	0	0	0	0	0	0	14,620

(1) The Company pays salaries in RMB to all executive officers every month. The RMB amount is translated into USD when the Company files SEC documents. The exchange rates used were the average rates of 2010 and 2009. They were 6.76 and 6.84, respectively.

Employment Agreements

SHESAYS has entered into an employment agreement with each of its executive officers. Each employment agreement with regular employees has a term of five years, while the employment agreement with the executive officers has a term of eight years. Except for the salary, the terms of the employment agreements are substantially identical, and reflect employment standards common in China as a result of PRC law or custom in China.

Mr. Yixiang Zhang entered into his employment agreement with SHESAYS on January 1, 2010, pursuant to which Mr. Zhang was employed as Chief Executive Officer of SHESAYS for a period of eight year at a monthly salary of 30,300 RMB (approximately $4,537). Mr. Zhang is entitled to basic pension, medical, unemployment, work injury and maternity insurance premium pursuant to relevant national, provincial and municipal regulations or rules.

Base Salaries

At present, our compensation consists solely of base salaries. In China, it is not uncommon for private companies to have base salaries as the sole form of compensation. The base salaries of the executive officers were determined and approved by the Board of SHESAYS based on the general considerations of the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual.

We plan to implement in the future a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options, to retain and attract talented individuals. We will also establish a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee will be independent directors.

Outstanding Equity Awards

We do not have any equity compensation plans and therefore no equity awards are outstanding as of our year fiscal year end.

Employee Benefit Plans

We do not have employee benefit plans and do not offer termination benefits.

Director Compensation

Due to the small size of our Company, none of the members of our Board of Directors receive any compensation for serving on the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its directors or executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010 by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is: c/o Sichuan SHESAYS Cosmetology Hospital Co., Ltd, New No. 83, Xinnan Road, Wuhou District, Chengdu City, Sichuan Province, P.R. China, 610041.

	Number of
	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned(1)(2)	Owned(1)(2)
Yixiang Zhang (3)	0	-
Wenbin Zhu	95,240	*
Wenhui Shao (4)	0	-
Xingwang Pu (5)	0	-
Wei Chen	180,515	*
Directors and Executive Officers as a Group (5 persons)	275,755	1.5%
Five Percent Stockholders (other than directors and named executive officers)
Kwai Man Yip (3)(4)(5)(6)(7)(8)	16,699,932	89.8%

(*) Represents less than one percent (1%)

(1) Based on 18,600,012 shares of our common stock issued and outstanding as of December 31, 2010.

(2) All shares are owned of record and beneficially except as otherwise noted. Except as otherwise noted, each stockholder’s address is c/o Sichuan SHESAYS Cosmetology Hospital Co., Ltd, New No. 83, Xinnan Road, Wuhou District, Chengdu City, Sichuan Province, P.R. China, 610041.

(3) Mr. Yixiang Zhang and Ms. Kwai Man Yip, the sole stockholder of Bondy Nominees Limited, a Hong Kong corporation (the “Bondy”), which is the sole stockholder of Techno and Pioneer. Techno is the 80% stockholder of Perfect Support prior to the Merger and 77.94% stockholder of the Company post Merger, and Pioneer is the 19% stockholder of Perfect Support prior to the Merger and 14.83% stockholder of the Company post Merger. Techno and Pioneer have entered into an agreement on April 27, 2010, pursuant to which Mr. Yixiang Zhang may purchase 8,970,012 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

(4) Mr. Wenhui Shao and Ms. Kwai Man Yip, the sole stockholder of Bondy, have entered into an agreement on April 27, 2010, pursuant to which Mr. Wenhui Shao may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

(5) Mr. Xingwang Pu and Ms. Kwai Man Yip, the sole stockholder of Bondy, have entered into an agreement on April 27, 2010, pursuant to which Mr. Xingwang Pu may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

(6) Mr. Ning Liu and Ms. Kwai Man Yip, the sole stockholder of Bondy, have entered into an agreement on April 27, 2010, pursuant to which Mr. Ning Liu may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

(7) Mr. Bing Fang and Ms. Kwai Man Yip, the sole stockholder of Bondy, have entered into an agreement on April 27, 2010, pursuant to which Mr. Bing Fang may purchase 1,405,440 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

(8) Beneficially owns the shares as indicated, which are owned on record by Techno and Pioneer, our principal stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Make-Good Escrow Agreement

In connection with the November 2010 Private Placement, Techno, a stockholder of the Company (the “Make Good Pledgor”), agreed to transfer to the investors, on a pro rata basis, 600,000 shares of the Company’s common stock owned by the Make Good Pledgor in the event the Company’s consolidated financial statements record less than $6,400,000 of after-tax net income for the fiscal year ending December 31, 2011.

Affliates in Both Sides of the Contractual Arrangement (See the Sections of Corporate History and PRC Structure under Item 1 Business for the details of the contractual arrangements)

Substantially all of our operations are conducted in China through BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries. SHESAYS and its subsidiaries directly operate our cosmetology hospitals. Pursuant to the contractual agreement, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. SHESAYS and its subsidiaries agreed to pay 100% of its residual return to BOAN. Based on these contractual arrangements, Perfect Support, through BOAN, becomes the primary beneficiary of SHESAYS and its subsidiaries.

SHESAYS is owned by 5 PRC citizens, including Yixiang Zhang, Wenhui Shao, Xingwang Pu, Ning Liu and Bing Fang, with shareholdings in SHESAYS of 45%, 15%, 15%, 15% and 10%, respectively. Currently, Yixiang Zhang holds the position of Chairman and General Manager of SHESAYS and Chairman and CEO of the Company. Wenhui Shao is Director and President of SHESAYS and President of the Company. Xingwang Pu holds the position of Director and Technique President of SHESAYS and Chief Technology Officer of the Company. Ning Liu and Bing Fang hold the positions of Directors of SHESAYS.

Also, our affiliates have entered into the following agreements:

Mr. Yixiang Zhang, our chairman of the board and chief executive officer, and Ms. Kwai Man Yip, the sole stockholder of Bondy Nominees Limited, a Hong Kong corporation (the “Bondy”), which is the sole stockholder of Techno and Pioneer, the 80% stockholder of Perfect Support prior to the Merger and 77.94% stockholder of the Company post Merger and the 19% stockholder of Perfect Support prior to the Merger and 14.83% stockholder of the Company post Merger respectively, have entered into an agreement on April 27, 2010, pursuant to which Mr. Yixiang Zhang may purchase 8,970,012 shares of the common stock of our company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

Mr. Wenhui Shao, our president, and Ms. Kwai Man Yip have entered into an agreement on April 27, 2010, pursuant to which Mr. Wenhui Shao may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

Mr. Xingwang Pu, our chief technology officer, and Ms. Kwai Man Yip have entered into an agreement on April 27, 2010, pursuant to which Mr. Xingwang Pu may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

Mr. Ning Liu and Ms. Kwai Man Yip have entered into an agreement on April 27, 2010, pursuant to which Mr. Ning Liu may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

Mr. Bing Fang and Ms. Kwai Man Yip have entered into an agreement on April 27, 2010, pursuant to which Mr. Bing Fang may purchase 1,405,440 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within 5 years from the execution date of such agreement.

Revenue related to Smile Angel Foundation

Smile Angel Foundation is a Beijing based charity founded in 2006 by Yapeng Li and Faye Wang, a couple of superstars with a child suffering from cheiloschisis The Foundation is under the support and management of Chinese Red Cross Foundation aiming at helping patients with cheiloschisis and palatoschisis in poor families. SHESAYS is the unique private hospital selected by the foundation to provide surgery to the children sponsored by Smile Angel Foundation, and Xingwang Pu is the leader of the foundation project in SHESAYS. The revenue received from the Foundation in 2010 and 2009 were $34,320 and $22,365 respectively, accounted for 0.28% and 0.25% of our total revenue.

Review, Approval and Ratification of Related Party Transaction

Given our small size and limited financial resources, we had not adopted formal policies and procedure for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Compensation Arrangements

See “Executive Compensation,” above for information about employment agreements and other compensation arrangements between our Company and our executive officers and directors.

Director Independence

None of the members of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System. Our Board of Directors intends to appoint additional members who will satisfy such independence requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Baker Tilly Hong Kong, CPA, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements from the date of recapitalization on June 7 2010. Q Accountancy Corporation was the Company’s independent registered public accounting firm engaged to examine the financial statements of the Registrant before recapitalization.

Audit Fees. The accounting firm was paid aggregate fees of approximately $91,000 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the fiscal years ended December 31, 2010.

Audit Related Fees. Baker Tilly Hong Kong was paid $110,000 for current report on Form 8-K related audit fees for 2009 and 2008 and the period ended March 31, 2010..

Tax Fees. Baker Tilly Hong Kong was not paid any fees for the fiscal years ended December 31, 2010 and December 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. No fee for other professional services was paid the accounting firm during the fiscal years ended December 31, 2010 and December 31, 2009.

Board of Directors Pre-Approval Policies and Procedures

We do not have an audit committee and Mr.Yixiang Zhang is our sole director. The director reviewed and approved all audit services provided by Baker Tilly Hong Kong, and has determined that the firm's provision of such services to us during fiscal 2010 is compatible with and did not impair the independence of Baker Tilly Hong Kong. It is the practice of our director to consider and approve in advance all auditing services provided to us by our independent auditors.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated June 6, 2010 by and among SN Strategies Corp., China SHESAYS Medical Cosmetology Inc., Perfect Support Limited, Kwai Man Yip, Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Chengdu Boan Investment Management Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on July 26, 2007 (File No. 333-144888))
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
5.1	Opinion of Lionel Sawyer & Collins (incorporated by reference to Exhibit 5.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
10.1	Exclusive Service Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.2	Call Option Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.3	Stockholders’ Voting Rights Proxy Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.4	Equity Pledge Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.5	Stock Purchase Agreement dated June 7, 2010 by and among Leading Pioneer Limited and certain sellers identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.6	Stock Purchase Agreement dated June 7, 2010 by and among Techno Meg Limited and certain sellers identified on the signature pages thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.7	Assignment and Assumption Agreement dated June 7, 2010 between SN Strategies Corp. and Cake Ventures LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8- K filed on June 7, 2010 (File No. 333-144888))
10.8	Entrustment Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited, Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.9	Call Option Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited, Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.10	Entrustment Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited and Yixiang Zhang (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.11	Call Option Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited and Yixiang Zhang (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333- 144888))
10.12	Securities Purchase Agreement dated November 5, 2010 by and among China SHESAYS Medical Cosmetology Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.13	Make Good Escrow Agreement dated November 5, 2010 by and among China SHESAYS Medical Cosmetology Inc., Chief Securities Ltd., Techno Meg Limited and Corporate Stock Transfer, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.14	Financial Advisory Services Agreement dated June 12, 2010 by and among Chief Capital Limited and Sichuan SHESAYS Cosmetology Hospital Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.15+	Labor Contract (English Translation) by and between Sichuan SHESAYS Cosmetology Hospital Co., Ltd. and Zhang Yixiang dated January 1, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
23.2	Consent of Lionel Sawyer & Collins (included in Exhibit 5.1)
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of the CEO
31.2*	Certification of the CFO
32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 (CONSOLIDATED)
AND 2009 (COMBINED)

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Shesays Medical Cosmetology Inc.,

We have audited the accompanying balance sheets of China Shesays Medical Cosmetology Inc. and subsidiaries as of December 31, 2010 (consolidated) and 2009 (combined) and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010 (consolidated) and 2009 (combined). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Shesays Medical Cosmetology Inc. and subsidiaries as of December 31, 2010 (consolidated) and 2009 (combined), and the results of its operations and its cash flows for the years ended December 31, 2010 (consolidated) and 2009 (combined), in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

Date: March 25, 2011

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
BALANCE SHEETS

ASSETS

	December 31,
	2010	2009
	Consolidated	Combined
CURRENT ASSETS
Cash and cash equivalents	$1,029,280	$1,371,732
Inventories, net	521,254	335,932
Due from stockholders	52,821	-
Other current assets and prepaid expenses	1,446,837	526,507
Total Current Assets	3,050,192	2,234,171

PROPERTY AND EQUIPMENT, NET	6,008,198	1,629,661

DEFERRED TAX ASSETS	184,857	-

TOTAL ASSETS	$9,243,247	$3,863,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$725,386	$508,643
Notes payable	910,332	42,659
Deferred revenue	24,441	24,254
Other payables and accrued liabilities	1,554,162	655,913
Income tax payable	706,450	54,428
Sales tax payable and other taxes payable	13,487	7,260
Due to a related company	-	20,555
Total Current Liabilities	3,934,258	1,313,712

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of December 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,600,012 shares issued as of December 31, 2010 and 13,500,012 shares issued as of December 31, 2009	18,600	13,500
Additional paid in capital	2,160,485	1,011,153
Retained earnings
Unappropriated	2,438,376	1,373,765
Appropriated	429,566	151,284
Accumulated other comprehensive income	130,349	418
Total China Shesays Stockholders' Equity	5,177,376	2,550,120

Noncontrolling interests	131,613	-
Total Equity	5,308,989	2,550,120

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,243,247	$3,863,832

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Year ended December 31,
	2010	2009
	Consolidated	Combined

REVENUE
Customer service revenue
Cosmetic surgery service	$6,195,516	$4,835,389
Professional medical beauty service	4,940,433	2,998,806
Cosmetic dentistry services	427,427	579,822
Sales of goods	609,855	420,656
Total Revenue	12,173,231	8,834,673

COST OF REVENUE
Cost of service revenue
Cosmetic surgery service	(1,762,733)	(1,536,779)
Professional medical beauty service	(847,827)	(517,428)
Cosmetic dentistry services	(164,928)	(168,547)
Cost of goods sold	(228,078)	(162,705)
Depreciation	(349,328)	(206,831)
Total Cost of Revenue	(3,352,894)	(2,592,290)

GROSS PROFIT	8,820,337	6,242,383

OPERATING EXPENSES
Selling, general and administrative expenses	2,862,664	2,680,577
Advertising costs	3,014,871	1,290,545
Professional and consultant fees	716,910	138,292
Depreciation	197,071	125,768
Total Operating Expenses	6,791,516	4,235,182

INCOME FROM OPERATIONS	2,028,821	2,007,201

OTHER INCOME (EXPENSES)
Other income	4,574	52,714
Interest income	5,128	3,383
Interest expenses	(48,852)	(3,224)
Imputed interest	(250)	(1,027)
Other expenses	(41,530)	(66,489)
Total Other Expenses, net	(80,930)	(14,643)

INCOME FROM OPERATIONS BEFORE TAXES	1,947,891	1,992,558
Add (less):
Income tax expenses	(624,605)	(226,116)
Net loss attributable to noncontrolling interests	19,607	-
NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	1,342,893	1,766,442

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gain	129,429	1,073
Add: foreign currency translation loss attributable to noncontrolling interests	502	-
Foreign currency translation gains attributable to China Shesays common stockholders	129,931	1,073
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$1,472,824	$1,767,515

Net income per share-basic and diluted	$0.08	$0.13

Weighted average number of shares outstanding during the year
- basic and diluted	16,170,417	13,500,012

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
	Consolidated	Combined

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,342,893	$1,766,442
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation - cost of service revenue	349,328	206,831
Depreciation - operating expenses	197,071	125,768
Deferred income taxes	(180,240)	-
Impairment losses on other receivable	146,873	-
Loss on disposal of property and equipment	14,613	-
Imputed interest	250	1,027
Minority interest	(19,607)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories	(168,458)	(199,053)
Other current assets and prepaid expenses	(1,026,158)	(273,935)
Increase (decrease) in:
Accounts payable	192,802	86,277
Deferred revenue	(701)	21,860
Other payables and accrued liabilities	853,873	380,886
Income tax payable	633,748	34,079
Sales tax payable and other taxes payable	5,806	(27,839)
Net cash provided by operating activities	2,342,093	2,122,343

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,770,795)	(753,334)
Due from stockholders	(52,821)	-
Net cash used in investing activities	(4,823,616)	(753,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	887,587	73,090
Bank loan repaid	(43,146)	(30,454)
Due to related companies	(20,790)	(85,603)
Due to stockholders	-	(726,434)
Net proceeds from stock issuance in private placement	1,104,000	-
Contribution by stockholders	50,182	731,294
Contribution by minority stockholder	151,722	-
Net cash provided by (used in) financing activities	2,129,555	(38,107)

EFFECT OF EXCHANGE RATES ON CASH	9,516	419

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(342,452)	1,331,321

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,371,732	40,411

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,029,280	$1,371,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$48,852	$3,224
Cash paid for income tax	$175,714	$192,037

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

				Unappropriated	Appropriated	Accumulated other	Total attributable
	Common stock		Additional paid	retained	retained	comprehensive	to China Shesays	Noncontrolling
	Number of shares	Amount	in capital	earnings	earnings	income (loss)	stocholders	interests

Balance at December 31, 2008 (Combined)	13,500,000	$13,500	$1,010,126	$(241,393)	$-	$(655)	$781,578	$-
Components of comprehensive income
Net income for the year	-	-	-	1,766,442	-	-	1,766,442	-
Foreign currency translation gain	-	-	-	-	-	1,073	1,073	-
Comprehensive income	-	-	-	-	-	-	1,767,515	-
Imputed interest	-	-	1,027	-	-	-	1,027	-
Transfer to statutory surplus reserve	-	-	-	(151,284)	151,284	-	-	-
Balance at December 31, 2009 (Combined)	13,500,000	13,500	1,011,153	1,373,765	151,284	418	2,550,120	-
Components of comprehensive income
Net income for the year	-	-	-	1,342,893	-	-	1,342,893	(19,607)
Foreign currency translation gain	-	-	-	-	-	129,931	129,931	(502)
Comprehensive income	-	-	-	-	-	-	1,472,824	-
Stock issued in connection with recapitalization	4,500,012	4,500	(4,500)	-	-	-	-	-
Stock issued in connection with private placement	600,000	600	1,103,400	-	-	-	1,104,000	-
Contribution by stockholders	-	-	50,182	-	-	-	50,182	-
Contribution to registered capital of subsidiary by minority stockholder	-	-	-	-	-	-	-	151,722
Imputed interest	-	-	250	-	-	-	250	-
Transfer to statutory surplus reserve	-	-	-	(278,282)	278,282	-	-	-
Balance at December 31, 2010 (Consolidated)	18,600,012	$18,600	$2,160,485	$2,438,376	$429,566	$130,349	$5,177,376	$131,613

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
(“China Shesays”) AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 (CONSOLIDATED)
AND 2009 (COMBINED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

	(A)	Organization

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

Sichuan Shesays Cosmetology Hospital Company Limited (“Sichuan Shesays”) was incorporated in the PRC on May 30, 2005 as a limited liability company. Sichuan Shesays is a clinic for providing professional medical beauty services, cosmetic surgery services and cosmetic dentistry services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on May 30, 2025.

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 2) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 2). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support and the 100% stockholder of Chengdu Boan owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

On June 6, 2010, SN Strategies Corp., the Parent, China Shesays Medical Cosmetology Inc., the Merger Sub, a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stock of the Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of the Acquired Sub 10 shares of its common stock of $0.001 each amounting to $0.01 for 50,000 shares of the Acquired Sub’s common stock of $1 each amounting to $50,000 which represents 100% of the outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent Company.

Concurrent with the merger, the Merger Sub merged with and into the Parent at the effective time of the merger. The Merger Sub no longer exists, and the Parent’s name was subsequently changed to the Merger Sub’s name.

For financial reporting purposes, the merger has been accounted for as a recapitalization of the Parent whereby the historical financial statements and operations of the Acquired Sub become the historical financial statements of the Company, with no adjustments to the carrying values of the assets and liabilities. Share and per share amounts reflect the effects of the recapitalization for all periods presented. In addition, the presentation for all periods includes equity transactions of the Acquired Sub as adjusted for the effects of the recapitalization.

On July 8, 2010, Sichuan Shesays established a PRC limited liability company, Leshan Jiazhou Shesays Junge Cosmetology Company Limited (“Leshan Jiazhou Shesays”) with a registered capital of $736,594 to which Sichuan Shesays contributed $265,984 in cash and a set of machinery totaling $470,610 in lieu of cash. Leshan Jiazhou Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

On August 18, 2010, Sichuan Shesays together with a third party established a PRC limited liability company, Yibin Shesays Junge Cosmetology Clinic Company Limited (“Yibin Shesays”) with a registered capital of $734,981. Sichuan Shesays contributed $587,985 in cash to the registered capital of Yibin Shesays, representing 80% of the equity of Yibin Shesays. Yibin Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on December 31, 2014.

On October 20, 2010, Sichuan Shesays established a PRC limited liability company, Zigong Shesays Junge Cosmetology Clinic Company Limited (“Zigong Shesays”) with a registered capital of $751,213. Sichuan Shesays contributed $244,219 in cash and a set of machinery totaling $506,994 in lieu of cash. Zigong Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on October 19, 2014.

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays and Yibin Shesays and Zigong Shesays are hereinafter referred to as (“the Company”).

(B)	Basics of consolidation/combination

The consolidated financial statements for the year ended December 31, 2010 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiary, Leshan Jiazhou Shesays, Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interests represent the minority stockholders’ 20% proportionate share of the results of Yibin Shesays.

The combined financial statements for the year ended December 31, 2009 include the financial statements of China Shesays and its contractually controlled affiliate, Sichuan Shesays.

All significant inter-company balances and transactions have been eliminated in consolidation/combination.

(C)	Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidation financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company measures the cost of the credit point by reference of services redeemed in the prior years and the probability of redemption are estimated by the directors based on the past history. Actual results may be different from the estimation.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market value. Cost represents invoiced value on purchases and is being calculated on the weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

(F)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Leasehold improvements	5 Years
Medical equipment	3 to 10 Years
Motor vehicles	5 Years
Office equipment	3 to 10 Years

(G)	Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended December 31, 2010 and 2009, the Company has not recognized any allowances for impairment.

(H)	Fair value of financial instruments

ASC 820 Fair Value Measurements and Disclosures defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).” The standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair Value Hierarchy

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820 as the carrying values of cash and cash equivalents, due from stockholders, other current assets and prepaid expenses, accounts payable, other payables and accrued liabilities and notes payable approximate their fair values due to the short maturities of these instruments.

The Company determines the fair value of the warrants using the Black-Scholes Option-Pricing model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 11 for further information.

(I)	Revenue recognition

The Company recognizes revenues in the period in which the services are performed. The Company recognizes revenues under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectibility of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand refund of service fee exists implicitly with the customers, the Company’s policy allows for refund only upon the Company’s authorization. Based on the historical experience on refunds incurred, the Company considers that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. The Company recognized refund of service fee as a reduction in revenue at the time when the amount of refund is agreed between the Company and the customer. During the years ended December 31, 2010 and 2009, the amount of refund of service fee was $31,393 and $24,130 respectively.

Sales of goods

The Company recognizes revenue on sales of goods when the goods are delivered and title to the goods passes to the customers provided that: (i) there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; (ii) the sales price is fixed and determinable; and (iii) collectability is deemed probable. It is the Company’s policy not to allow return of goods once the goods are inspected by and delivered to the customer. Accordingly, the Company makes no allowance for potential losses arising from sales return.

Accrued liability for customer reward program

The Company establishes a membership reward program of which the membership is free of charge. Under the membership reward program, members enjoy high discounts on services and accumulate membership credit points that vary depending on the services rendered. Members are eligible to redeem credit points to reduce the fees for services rendered by the Company and these credit points do not have any expiry date. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate credit points. As members redeem credit points, the accrued liability is reduced correspondingly. As of December 2010 and 2009, the Company’s accrued liability for its customers reward program amounted to $18,586 and $56,497 respectively, based on the estimated liabilities under the customer reward program.

Cash Coupons

Third parties and the Company’s customers may be awarded cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. The Company recognizes a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3. No cash coupons were issued during 2010.

(J)	Advertising costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were $3,014,871 and $1,290,545 for the years ended December 31, 2010 and 2009 respectively. As of December 31, 2010 and 2009, advertising and production costs of approximately $83,006 and $255,953 respectively, were primarily recorded in other current assets and prepaid expenses in the balance sheets.

(K)	Income taxes

Income taxes are accounted for under the asset and liability method is accordance with ASC 740- 10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2010 and 2009, the Company’s deferred tax assets amounted to $184,857 and $0, respectively.

(L)	Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the leases. Rent for clinic spaces and staff quarters' paid in 2010 and 2009 was $304,320 and $185,712 respectively.

(M)	Foreign currency transactions

The functional currency of the Company is Renminbi (“RMB”). Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non- monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements are translated into United States Dollars (“US$”) using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2010	December 31, 2009

Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=RMB6.591	US$1=RMB6.8372
Amounts included in the statements of operations and cash flows for the year	US$1=RMB6.7599	US$1=RMB6.84088

The translation gain recorded for the years ended December 31, 2010 and 2009 was $129,931 and $1,073 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(N)	Other comprehensive gain

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive gain for the years ended December 31, 2010 and 2009 was $129,931 and $1,073 respectively.

(O)	Earnings per share

Basic earnings per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the year ended December 31, 2010, all 48,000 outstanding warrants have been excluded from the calculation of diluted earnings per share since their effect was anti-dilutive. For the year ended December 31, 2009, there were no potentially dilutive securities.

(P)	Segments

The Company operates in only one segment, providing professional medical beauty and cosmetic services. ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Given the economic characteristics of the similar nature of the services provided and products sold, the type of customer and the method of distribution, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting.

(Q)	Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of ASU 2010-18 on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009- 13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the standard to have any impact on the Company’s consolidated financial position.

2.	VARIABLE INTEREST ENTITIES

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

On April 27, 2010, the Company through its PRC subsidiary, Chengdu Boan entered into a series of contractual arrangements consisting of four agreements with Sichuan Shesays and the stockholders of Sichuan Shesays. Those four agreements and their consequences are described below.

(i)

an exclusive service agreement, pursuant to which Sichuan Shesays and its subsidiaries irrevocably entrust to Chengdu Boan the right of management and operation of Sichuan Shesays and its subsidiaries and the responsibilities and authorities of their stockholders and directors of Sichuan Shesays and its subsidiaries. In return, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return, if any, from time to time, as management fee to Chengdu Boan.

(ii)

a voting rights proxy agreement, pursuant to which the stockholders of Sichuan Shesays and its subsidiaries have granted the personnel designated by Chengdu Boan the right to appoint directors and senior management of Sichuan Shesays and its subsidiaries and to exercise all of their other voting rights as stockholders of Sichuan Shesays and its subsidiaries, as the case may be, as provided under the articles of association of each such entity;

(iii)	a call option agreement, pursuant to which:

(a)

neither Sichuan Shesays nor any of its subsidiaries may enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of Chengdu Boan;

(b)	neither Sichuan Shesays nor any of its subsidiaries will distribute any dividends without the prior written consent of Chengdu Boan; and

(c)

Chengdu Boan or its designee has an exclusive option to purchase all or part of the equity interests in Sichuan Shesays, all or part of the equity interests in subsidiaries owned by Sichuan Shesays or its nominee holders, or all or part of the assets of Sichuan Shesays, in each case when and to the extent permitted by PRC law. In case of Chengdu Boan exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than $1 which may be required under the laws of PRC to effect such purchase to comply with such legal formalities shall be either cancelled or returned to Sichuan Shesays immediately with no additional compensation to the owners; and

(iv)

an equity pledge agreement pursuant to which each of stockholders of Sichuan Shesays has pledged his or her equity interest in Sichuan Shesays and its subsidiaries, as the case may be,to Chengdu Boan to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Sichuan Shesays and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Sichuan Shesays or its subsidiaries without the prior written consent of Chengdu Boan.

In the PRC restructuring transaction described above, the Company gained indirect control of Sichuan Shesays and its subsidiaries and Sichuan Shesays and its subsidiaries are considered VIEs of the Company.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of December 31, 2010, Sichuan Shesays and its subsidiaries had total assets of $8,236,563 and total liabilities of $3,855,772. As of December 31, 2009, Sichuan Shesays had total assets of $3,863,832 and total liabilities of $1,313,712.

As of December 31, 2010, the Company agreed to waive the management fee to be payable by Sichuan Shesays and its subsidiaries for a period of 3 years from April 27, 2010 to April 26, 2013 due to lack of liquidity as Sichuan Shesays is launching a new comprehensive hospital in Chengdu City, Sichuan Province.

3.	PRIVATE PLACEMENT

Securities Purchase Agreement

On November 5, 2010, the Company completed on a private placement financing pursuant to a Securities Purchase Agreement (“the Purchase Agreement”) with a group of accredited investors (“investors”). The Company received $1,200,000 from the investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issue of 600,000 shares of restricted common stock of the Company at $2 each.

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 is less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the investors, then the Company must pay to each investor, as liquidated damages, an amount equal to that investor’s purchase price plus compound interest at a rate of 8%. In addition, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2 per share or for no consideration (the “Additional Shares”), then the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of December 31, 2010, the Company believes that it is not probable that the Company will issue any shares of common stock at a price less than $2 per share; the Company’s after-tax net income for the fiscal year ending December 31, 2011 will be less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there will be Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities. Accordingly, the Company has not accrued for any liquidated damages.

Registration Rights Agreement

In connection with the offering, the Company entered into a Registration Rights Agreement that requires the Company to file a Registration Statement on Form S-1 to register the securities with the SEC within 60 days after the final closing date of the offering and use its best efforts to cause the Registration Statement to be declared effective. If the Registration Statement is not filed on or before the required filing date, then the Company shall pay liquidated damages to the investors. Such damages shall be paid in cash in an amount equal to 1% of the amount subscribed for by the investors per month (or part thereof) after the required filing date, to be paid on the first business day after the required filing date and on each monthly anniversary of said date until the Registration Statement is filed (the “Filing Penalty”). Notwithstanding the foregoing, a Company shall not be liable to any investor under this Section 4.3(a)(iv) for any events or delays occurring as a consequence of the acts or omissions of such investor contrary to the obligations undertaken by the investors in this Agreement. The Registration Statement was filed on January 6, 2011. Majority of the investors have waived the liquidated damages and the Company will not be liable for the penalty. Accordingly, the Company has not accrued for any liquidated damages in this regard.

Make Good Escrow

In connection with the private placement, a majority stockholder of the Company together with the Company entered into a make good escrow agreement with the investors, pursuant to which a total of 600,000 shares of common stock of the Company owned by the majority stockholder were placed with an escrow agent to secure the Company’s obligation under the Purchase Agreement. If the Company fails to achieve $6,400,000 in net after tax income for the fiscal year ending December 31, 2011, the majority stockholder of the Company is obligated to transfer 600,000 shares of common stock of the Company to the investors as additional consideration under the private placement.

Warrants

In November 2010, the Company issued a warrant to a financial advisor to purchase 48,000 shares of common stock of the Company at an exercise price of $2 per share. The warrant is exercisable any time from the date of issue to June 2012.

4.	INVENTORIES, NET

Inventories at December 31, 2010 and 2009, consisted of the following:

	2010	2009
	(consolidated)	(combined)

Medical materials	$386,634	$251,187
Finished goods - merchandise	134,620	84,745
Less: provision for obsolescence	-	-
	$521,254	$335,932

For the years ended December 31, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

5.	OTHER CURRENTS ASSETS AND PREPAID EXPENSES

Other current assets and prepaid expenses at December 31, 2010 and 2009, consisted of the following:

	2010	2009
	(consolidated)	(combined)

Other receivables	$1,050,972	$181,498
Advances to suppliers	98,574	35,322
Prepaid expenses	297,291	309,687
	$1,446,837	$526,507

As of December 31, 2010 and 2009, included in other receivables are advances to the subsidiary which is still in the process of incorporation for pre-operating expenses amounting to $971,681 and $0 respectively.

Impairment losses on other receivables for the years ended December 31, 2010 and 2009 were $146,873 and $0 respectively. In 2007, Sichuan Shesays made an interest free loan to a third party for production of a TV series of which Sichuan Shesays would be one of the sponsors. The loan was recorded as other receivables. Since approval from the PRC government to release the TV series on television channels in the PRC was not granted, the Company determined that the loan was irrecoverable and recognized an impairment on the loan.

6.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31, 2010 and 2009:

	2010	2009
	(consolidated)	(combined)

Buildings	$111,804	$52,726
Leasehold improvements	1,314,016	493,021
Medical equipment	3,319,221	1,136,160
Office equipment	582,302	220,606
Motor vehicles	290,751	92,388
Deposits paid for property and equipment	1,482,309	282,279
	7,100,403	2,277,180
Less: accumulated depreciation	(1,092,205)	(647,519)

Property and equipment, net	$6,008,198	$1,629,661

Depreciation expenses for the years ended December 31, 2010 and 2009 were $546,399 and $332,599 respectively.

As of December 31, 2010 and 2009, included in deposits paid for property and equipment are advance payment of renovation cost paid on behalf of the subsidiary which is still in the process of incorporation amounting to $1,482,309 and $0 respectively.

7.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(consolidated)	(combined)

Other payables	$599,724	$62,615
Deposits from customers	231,390	215,618
Deposits from membership reward program	277,010	221,059
Accrued liability for membership reward program	18,586	56,497
Accrued liabilities	427,452	100,124
	$1,554,162	$655,913

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Included in other payables are equipment and renovation cost totaling $363,333 and $5,850 owed to suppliers as of December 31, 2010 and 2009 respectively.

8.	NOTES PAYABLE

Balances at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(consolidated)	(combined)

Note payable to a bank, unsecured, interest rate of 10.59% per annum, due July 2010	$-	$42,659
Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, due February 2011	910,332	-
	$910,332	$42,659

Interest expense paid in 2010 and 2009 was $48,852 and $3,224 respectively.

The guarantee provided by a third party is secured by the buildings of the Company with a net book value totaling $99,889 as of December 31, 2010. Fees paid to a third party guarantor for the years ended December 31, 2010 and 2009 was $17,752 and $0 respectively.

The weighted average interest rate on total loan outstanding as of December 31, 2010 and 2009 are 6% and 10.59% respectively.

9.	INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Shesays was incorporated in the United States and has incurred operating losses as for income tax purposes for the year ended December 31, 2010 and 2009. As of December 31, 2010, China Shesays had federal and state net operating loss carry forwards of approximately $177,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, which, in the opinion of management, utilization is not reasonably assured.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of December 31, 2010, Yibin Shesys and Zigong Shesays have total tax losses of $66,760 which will be expired on December 31, 2015.

In 2009, Sichuan Shesays elected to have its net income for income tax purposes assessed at 10% of its service revenue and this election was approved by the local tax bureau. Income tax for 2009 was therefore calculated by 10% of the service revenue with the applicable tax rate of 25%. From 2010 onwards, Sichuan Shesays’s income tax will be assessed at the applicable tax rate of 25% on its assessable net income.

The income tax expenses for 2010 and 2009 are summarized as follows:

	2010	2009
	(consolidated)	(combined)

Current - PRC	809,462	226,116
Deferred - PRC	(184,857)	-
Income taxes, net	$624,605	$226,116

The tax effects of significant items comprising deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(consolidated)	(combined)
Deferred tax assets:
Property related, net	67,034	-
Deferred revenue	42,981	-
Accrued liabilities	57,724	-
Tax losses	17,118	-
Total deferred tax assets	$184,857	$-

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(consolidated)	(combined)

Net income before taxes	1,947,892	1,992,558

Computed at PRC tax rate of 25%	464,423	498,140
Tax reduction	-	(277,274)
Expenses not deductible for tax purposes	108,358	-
Others	51,824	5,249
Total	$624,605	$226,116

10.	STOCKHOLDERS’ EQUITY

	(a)	Common stock

On June 6, 2010, the Company issued 13,500,012 shares of common stock in reverse merger for the recapitalization of Perfect Support and re-organization of China Shesays. On June 8, 2010, 12 shares of common stock of the Company were cancelled.

On November 5, 2010, the Company issued 600,000 shares of common stock, par value $0.001 per share at a price of $2 per share in a private placement transaction with certain investors, pursuant to a Securities Purchase Agreement entered into between the Company and the investors (See note 3).

	(b)	Appropriated retained earnings

The Company’s PRC subsidiaries are required to make appropriation to the statutory surplus reserve at 10% of the after-tax net income annually until the total contributions equal to 50% of the entities’ registered capital. The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operations or for the increase in the registered capital of the respective companies. This reserve is therefore not available for distribution except in liquidation.

During 2010 and 2009, the Company appropriated $278,282 and $151,284 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

11.	WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of December 31, 2010, no warrants have been exercised or cancelled.

The Company evaluates these warrants provided in connection with the private placement in accordance with EITF 00-19 on ASC 815 and has concluded that equity classification is appropriate for these warrants, due to the fact that these warrants are required to be physically settled in shares of the common stock of the Company and there are no provisions that could require net-cash settlement. Accordingly, the fair value of the warrants was recognized in additional paid-in capital at the date of grant. The fair value of the warrants was estimated using Black-Scholes Option Pricing Model.

The following assumptions are used to calculate the fair value of the warrants:

Market price and estimated fair value of common stock	$2.00
Exercise price	$2.00
Remaining contractual life (years)	1.6
Dividend yield	-
Expected volatility	16.25%
Risk-free interest rate	0.45%

For the year ended December 31, 2010, the Company recognized $7,911 as additional paid-in capital and as a reduction of additional paid-in capital as these were considered direct offering costs associated with these warrants.

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company’s management believes this method produces an estimate that is representative of the expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants will likely differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the financial instruments.

12.	COMMITMENTS AND CONTINGENCIES

	(a)	Defined contribution retirement plans

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

Contributions to defined contribution retirement plan for the years ended December 31, 2010 and 2009 were $176,435 and $88,147 respectively.

	(b)	Capital commitments

As of December 31, 2010 and 2009, the Company had commitments for capital expenditures to complete the acquisition of property and equipment amounting to approximately $1,610,000 and $898,760 respectively.

	(c)	Rental leases commitment

The Company leases clinic spaces and staff quarters from third parties under fifty-four separate operating leases which expire between April 4, 2010 and January 1, 2020.

As of December 31, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending December 31,
2011	$1,448,178
2012	1,654,732
2013	1,625,808
2014	1,624,406
2015	1,523,453
Thereafter	611,886
Total	$8,488,463

(d)	Contingent liabilities

On November 12 2010, the Company entered into a Securities Purchase Agreement with certain private placement investors. The Company has made certain customary representations, warranties and covenants, which constitute the contingent liabilities of the Company. See note 3.

13.	CONCENTRATIONS AND RISKS

During 2010 and 2009, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Financial instruments which potentially expose the Company to concentrations of credit risk of cash and cash equivalents as of December 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

Details of the suppliers accounting for 10% or more of the Company's purchases are as follows:

	Supplier A	Supplier B
For the year ended
December 31, 2010	12%	12%
December 31, 2009	12%	-

As of December 31, 2010 and 2009, the accounts payable for these suppliers were $83,553 and $30,524 respectively.

No single customer accounted for more than 10% of the service revenue for the year ended December 31, 2010 and 2009.

14.	RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, the Company owed $0 and $20,555 respectively to a related company on an unsecured basis, repayable on demand and interest free. Imputed interest was charged at 5% per annum on the amounts owed to the related company.

For, 2010 and 2009, total imputed interest expenses recorded as additional paid-in capital amounted to $250 and $1,027 respectively.

As of December 31, 2010 and 2009, certain stockholders owed the Company $52,821 and $0 respectively which are unsecured, interest free and repayable on demand. These amounts were advanced prior to the reverse merger. This was fully repaid in January 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	China SHESAYS Medical Cosmetology Inc.

/s/ Yixiang Zhang
Yixiang Zhang
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Yixiang Zhang	Chief Executive Officer and Chairman	March 31 , 2011
YixiangZhang	(Principal Executive Officer)

/s/ Wenbin Zhu	Chief Financial Officer	March 31 , 2011
Wenbin Zhu	(Principal Financial and Accounting Officer)