Form 10-Q
period 2011-03-31
China SHESAYS Medical Cosmetology Inc.
filed 2011-05-16
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer [   ]                 Accelerated filer [   ]               Non-accelerated filer [   ]               Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ X ]

As of May 13, 2011, there were a total of 18,600,012 shares of the registrant’s common stock outstanding, $0.001 par value.

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.591 for its December 31, 2010 audited balance sheet, and $1 = RMB 6.5601 its March 31, 2011 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.5804 is used for the condensed consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the first quarter of fiscal 2011, and $1= RMB 6.83603 is used for the condensed combined statement of operations and comprehensive income and combined statement of cash flows for the first quarter of fiscal 2010; both of which were based on the average currency conversion rate for each respective quarterly period.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$1,694,751	$1,029,280
Inventories, net	453,627	521,254
Due from stockholders	-	52,821
Other current assets and prepaid expenses	1,812,886	1,446,837
Total Current Assets	3,961,264	3,050,192
PROPERTY AND EQUIPMENT, NET	6,535,425	6,008,198

DEFERRED TAX ASSETS	137,586	184,857

TOTAL ASSETS	$10,634,275	$9,243,247
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$671,814	$725,386
Notes payable	914,620	910,332
Deferred revenue	39,143	24,441
Other payables and accrued liabilities	1,825,048	1,554,162
Income tax payable	1,021,191	706,450
Sales tax payable and other taxes payable	14,471	13,487
Due to stockholders	76,218	-
Total Current Liabilities	4,562,505	3,934,258

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued or outstanding
as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 65,849,200 shares
authorized, 18,600,012 shares issued as of
March 31, 2011 and December 31, 2010	18,600	18,600
Additional paid in capital	2,166,401	2,160,485
Retained earnings
Unappropriated	3,184,653	2,438,376
Appropriated	429,566	429,566
Accumulated other comprehensive income	150,304	130,349
Total China Shesays Stockholders' Equity	5,949,524	5,177,376
Noncontrolling interests	122,246	131,613
Total Equity	6,071,770	5,308,989

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,634,275	$9,243,247

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
	Three months ended
	March, 31
	2011	2010
	Consolidated	Combined
REVENUE
Customer service revenue
Cosmetic surgery services	$1,693,758	$1,623,430
Professional medical beauty services	1,623,916	1,363,437
Cosmetic dentistry services	27,509	140,853
Sales of goods	229,946	120,205
Total Revenue	3,575,129	3,247,925

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(374,705)	(427,300)
Professional medical beauty services	(330,600)	(139,767)
Cosmetic dentistry services	(19,985)	(44,259)
Cost of goods sold	(80,285)	(49,685)
Depreciation	(123,898)	(71,447)
Total Cost of Revenue	(929,473)	(732,458)

GROSS PROFIT	2,645,656	2,515,467

OPERATING EXPENSES
Selling, general and administrative expenses	632,428	457,676
Advertising costs	688,034	396,284
Professional and consultant fees	107,121	28,056
Depreciation	91,292	37,092
Total Operating Expenses	1,518,875	919,108

INCOME FROM OPERATIONS	1,126,781	1,596,359

OTHER INCOME (EXPENSES)
Other income	7	301
Interest income	171	1,563
Interest expenses	(7,745)	(6,564)
Imputed interest	-	(247)
Other expenses	(23,477)	(52,628)
Total Other Expenses, net	(31,044)	(57,575)

INCOME FROM OPERATIONS BEFORE TAXES	1,095,737	1,538,784
Add (less):
Income tax expenses	(358,799)	(405,120)
Net loss attributable to noncontrolling interests	9,339	-

NET INCOME ATTRIBUTABLE TO CHINA SHESAYS
COMMON STOCKHOLDERS	746,277	1,133,664

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	19,927	399
Add: foreign currency translation loss attributable to
noncontrolling interests	28	-
Foreign currency translation gains
attributable to China Shesays common stockholders	19,955	399
COMPREHENSIVE INCOME ATTRIBUTABLE
TO CHINA SHESAYS COMMON STOCKHOLDERS	$766,232	$1,134,063

Net income per share-basic and diluted	$0.04	$0.08

Weighted average number of shares outstanding during the period
- basic and diluted	18,600,012	13,500,012

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended
	March, 31
	2011	2010
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$746,277	$1,133,664
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation - cost of service revenue	123,898	71,447
Depreciation - operating expenses	91,292	37,092
Deferred income taxes	47,994	-
Loss on disposal of property and equipment	482	-
Imputed interest	-	247
Minority interest	(9,339)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories	69,867	35,508
Other current assets and prepaid expenses	(358,335)	(346,830)
Increase (decrease) in:
Accounts payable	(56,812)	(25,032)
Deferred revenue	14,541	416
Other payables and accrued liabilities	263,043	41,439
Income tax payable	310,453	350,683
Sales tax payable and other taxes payable	918	9,854
Net cash provided by operating activities	1,244,279	1,308,488

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(842,231)	(1,038,655)
Proceeds from disposal of property and equipment	129,171	-
Due from stockholders	52,821	(177,837)
Net cash used in investing activities	(660,239)	(1,216,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	911,799	877,702
Bank loan repaid	(911,799)	(18,285)
Due to a related company	-	(768)
Due to stockholders	75,983	-
Contribution by stockholders	5,916	-
Net cash provided by financing activities	81,899	858,649

EFFECT OF EXCHANGE RATES ON CASH	(468)	210

NET INCREASE IN CASH AND CASH EQUIVALENTS	665,471	950,855

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,029,280	1,371,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,694,751	$2,322,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expenses	$7,745	$6,564
Cash paid for income tax	$203	$54,438

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 (consolidated) and 2010 (combined) and cash flows for the three months ended March 31, 2011 (consolidated) and 2010 (combined). The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K as filed with the SEC on March 31, 2011.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 6) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 6). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support and the 100% stockholder of Chengdu Boan owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and the consolidated financial statements were prepared as if the reorganization occurred at the beginning of the first period presented.

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

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays are hereinafter referred to as (“the Company”).

NOTE 3	PRINCIPLES OF CONSOLIDATION / COMBINATION

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiaries, Leshan Jiazhou Shesays , Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interests represent the minority stockholders’ 20% proportionate share of the results of Yibin Shesays.

The accompanying unaudited condensed combined financial statements for the three months ended March 31, 2010 include the financial statements of China Shesays and its contractually controlled affiliate, Sichuan Shesays for the three months ended March 31, 2010.

All significant inter-company balances and transactions have been eliminated in consolidation / combination.

NOTE 4	USE OF ESTIMATES

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

The Company measures the cost of credit points by reference to services redeemed in prior years and the probability of redemption are estimated by the directors based on past history. Actual results may be different from the estimation.

NOTE 5	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

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

	(b)	neither Sichuan Shesays nor any of its subsidiaries will distribute any dividends without the prior written consent of Chengdu Boan; and

(c)

Chengdu Boan or its designee has an exclusive option to purchase all or part of the equity interests in Sichuan Shesays, all or part of the equity interests in subsidiaries owned by Sichuan Shesays or its nominee holders, or all or part of the assets of Sichuan Shesays, in each case when and to the extent permitted by PRC law. In case of Chengdu Boan exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than $1 which may be required under the laws of PRC to effect such purchase to comply with such legal formalities shall be either cancelled or returned to Sichuan Shesays immediately with no additional compensation to the owners; and

(iv)

an equity pledge agreement pursuant to which each of stockholders of Sichuan Shesays has pledged his or her equity interest in Sichuan Shesays and its subsidiaries, as the case may be, to Chengdu Boan to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Sichuan Shesays and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Sichuan Shesays or its subsidiaries without the prior written consent of Chengdu Boan.

In the PRC restructuring transaction described above, the Company gained indirect control of Sichuan Shesays and its subsidiaries and Sichuan Shesays and its subsidiaries are considered VIEs of the Company.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of March 31, 2011, Sichuan Shesays and its subsidiaries had total assets of $10,408,092 and total liabilities of $5,171,664. As of December 31, 2010, Sichuan Shesays and its subsidiaries had total assets of $8,236,563 and total liabilities of $3,855,772.

NOTE 7	PRIVATE PLACEMENT

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

NOTE 8	INVENTORIES, NET

	March 31,	December 31,
	2011	2010
	(Unaudited)
Medical materials	$306,920	$386,634
Finished goods - merchandise	146,707	134,620
Less: Provision for obsolescence	-	-
	$453,627	$521,254

NOTE 9	OTHER CURRENT ASSETS AND PREPAID EXPENSES

	March 31,	December 31,
	2011	2010
	(Unaudited)
Other receivables	$1,320,658	$1,050,972
Advances to staff	94,198	-
Advances to suppliers	64,239	98,574
Prepaid expenses	333,791	297,291
	$1,812,886	$1,446,837

As of March 31, 2011 and December 31, 2010, included in other receivables are advances to the subsidiary which is still in the process of incorporation for pre-operating expenses amounting to $1,224,713 and $971,681 respectively.

NOTE 10	PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2011	2010
	(Unaudited)
Buildings	$112,330	$111,804
Leasehold improvements	1,335,449	1,314,016
Medical equipment	3,349,850	3,319,221
Motor vehicle	162,549	290,751
Office equipment	581,021	582,302
Deposits paid for property and equipment	2,298,250	1,482,309
	7,839,449	7,100,403
Less: Accumulated depreciation	(1,304,024)	(1,092,205)
	$6,535,425	$6,008,198

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $215,190 and $108,539 respectively.

As of March 31, 2011 and December 31, 2010, included in deposits paid for property and equipment are advance payments of renovation costs paid on behalf of the subsidiary which is still in the process of incorporation amounting to $2,298,250 and $1,482,309 respectively.

NOTE 11	NOTES PAYABLE

Notes payable consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Note payable to a bank, interest rate of 5%	$914,620	$-
per annum, guaranteed by a third party, a
director and a director's spouse, due March 2012

Note payable to a bank, interest rate of 6%	-	910,332
per annum, guaranteed by a third party,
due February 2011
	$914,620	$910,332

Interest expense paid for the three months ended March 31, 2011 and 2010 were $7,745 and $6,564 respectively.

The guarantee provided by the third party is secured by the buildings of the Company with net book value totaling $99,226 as of March 31, 2011. Fees paid to the third party guarantor for the three months ended March 31, 2011 and 2010 was $20,971 and $17,554 respectively.

NOTE 12	OTHER PAYABLES AND ACCRUED LIABILITIES
		March 31,	December 31,
		2011	2010
		(Unaudited)
	Other payables	$554,139	$599,724
	Deposits from customers	252,209	231,390
	Deposits from membeship reward program	304,095	277,010
	Accrued liability for membership reward program	87,147	18,586
	Accrued liabilities	627,458	427,452
		$1,825,048	$1,554,162

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Included in other payables are equipment and renovation costs totaling $317,991 and $363,333 owed to suppliers as of March 31, 2011 and December 31, 2010 respectively.

NOTE 13	INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Shesays was incorporated in the United States and has incurred operating loss as for income tax purposes for the three months ended March 31, 2011 and 2010. As of March 31, 2011, China Shesays had federal and state net operating loss carry forwards of approximately $177,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of March 31, 2011, Yibin Shesys and Zigong Shesays have total tax losses of $126,184 which will be expired on December 31, 2015.

The income tax expenses for the three months ended 2011 and 2010 are summarized as follows:

	(Unaudited)
	For the three months ended
	2011	2010
Current - PRC	310,656	405,120
Deferred - PRC	48,143	-
	$358,799	$405,120

The tax effects of significant items comprising deferred tax assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Deferred tax assets:
Property related, net	(50,757)	67,034
Deferred revenue	68,299	42,981
Accrued liabilities	88,401	57,724
Tax losses	31,643	17,118
Total deferred tax assets	$137,586	$184,857

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the three months ended March 31, 2011 and 2010 is as follows:

	(Unaudited)
	For the three months ended
	2011	2010
Net income before taxes	1,095,737	1,538,784
Computed at PRC tax rate of 25%	$273,933	$384,696
Expenses not deductible for tax purposes	45,021	-
Others	39,845	20,424
Total	$358,799	$405,120

NOTE 14	WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of March 31, 2011, no warrants have been exercised or cancelled.

The Company evaluates these warrants provided in connection with the private placement in accordance with ASC 815 and has concluded that equity classification is appropriate for these warrants, due to the fact that these warrants are required to be physically settled in shares of the common stock of the Company and there are no provisions that could require net-cash settlement. Accordingly, the fair value of the warrants of $7,911 was recognized as additional paid-in capital and as a reduction of additional paid-in capital at the date of grant. The fair value of the warrants was estimated using Black-Scholes Option Pricing Model.

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

NOTE 15	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of March 31, 2011 and December 31, 2010, the Company had commitments for capital expenditures on acquisition of property and equipment amounting to approximately $1,933,000 and $1,610,000 respectively.

(b)	Rental leases commitment

The Company leases clinic spaces and staff quarters from third parties under fifty-five separate operating leases which expire between April 9, 2011 and January 1, 2020.

As of March 31, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending March 31
2011	$1,714,692
2012	1,698,683
2013	1,668,915
2014	1,655,972
2015	1,417,512
Thereafter	356,330
Total	$8,512,104

(b)	Contingent liabilities

On November 12, 2010, the Company entered into a Securities Purchase Agreement with certain private placement investors. The Company has made certain customary representations, warranties and covenants, which constitute the contingent liabilities of the Company. See note 7.

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

Contributions to defined contribution retirement plan for the three months periods ended March 31, 2011 and 2010 were $62,747 and $35,937 respectively.

NOTE 17	RELATED PARTY TRANSACTIONS

As of March 31, 2011 and December 31, 2010, certain stockholders owed the Company $0 and $52,821 respectively which are unsecured, interest free and repayable on demand. These amounts were advanced prior to the reverse merger and were fully repaid in January 2011.

As of March 31, 2011 and December 31, 2010, the Company owed $76,218 and $0 respectively to two stockholders for advances made on an unsecured basis, repayable on demand and interest free.

During the three months ended March 31, 2011 and 2010, total imputed interest expenses recorded as additional paid-in capital amounted to $0 and $247 respectively.

NOTE 18	CONCENTRATIONS AND RISKS

As of March 31, 2011 and December 31, 2010, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

As of March 31, 2011, financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

Details of the suppliers accounting for 10% or more of the Company's purchases are as follows:

	Supplier A	Supplier B	Supplier C	Supplier D	Supplier E
For the three months ended
March 31, 2011	15%	13%	12%	0%	0%
March 31, 2010	0%	0%	0%	12%	11%

As of March 31, 2011, the total amount owed to those suppliers was $34,418.

No single customer accounted for more than 10% of the service revenue for the three months ended March 31, 2011 and 2010.

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

For three months ended March 31, 2011, we generated revenues of $3,575,129, which represents a growth of 10.1% compared to $3,247,925 for three months ended March 31, 2010. This increase in revenue is attributed to our increased sale to the existing and new customers in 2011. During the first quarter of 2011, 7,181 customers visited our hospital and clinics, compared to 7,296 in the first quarter of 2010, and we provided services to 4,620 and 4,285 customers in the first quarter of 2011 and 2010, respectively. Our net income decreased from $1,133,664 for the three months ended March 31, 2010 to $746,277 for the three months ended March 31, 2011, a 34.2% decline. The decrease in net income was mainly due to our increased marketing efforts and expense related to maintenance cost of listing on OTCBB.

Our business operates in China and financial statements are denominated in Chinese Renminbi (RMB), but we report our financial results in our SEC filings in U.S. dollars. The conversion of our financial statements from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” because it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For three months ended March 31, 2011 and 2010, we recorded foreign currency translation gains of $19,955 and $399 respectively.

Results of Operations

Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010:

	Three months ended
	March 31,		$	%
	2011	2010	Change	Change
Customer Service Revenue	$3,575,129	$3,247,925	$327,204	10.1%
Cost of revenue	929,473	732,458	197,015	26.9%
Gross profit	2,645,656	2,515,467	130,189	5.2%
Operation expenses	1,518,875	919,108	599,767	65.3%
Other Income (expense)	(31,044)	(57,575)	(26,531)	-46.1%
Income from operations before tax	1,095,737	1,538,784	(443,047)	-28.8%
Income tax expenses	358,799	405,120	(46,321)	-11.4%
Net income attributable to SHESAYS stockholders	746,277	1,133,664	(387,387)	-34.2%
Foreign exchange gain	19,955	399	19,556	4,901.3%
Comprehensive income attributable to SHESAYS stockholders	766,232	1,134,063	(367,831)	-32.4%

Total Revenues

Total revenues for the three months ended March 31, 2011 increased by approximately $0.3 million or 10.1% to $3.6 million as compared to $3.2 million for the three months ended March 31, 2010. Our sales growth was driven by continued efforts to attract new customers at three clinics in Leshan, Yibin and Zigong. We did not increase our prices from period to period.

Compared to the same period of 2010, cosmetic surgery service revenue increased 4.3% to $1.7 million, professional medical beauty service revenue increased 19.1% to $1.6 million, cosmetic dentistry service revenue decreased 80.5% to $27,509 and sales of goods revenue increased 91.3% to $0.2 million. We have been enhancing marketing of professional medical beauty service as well as efforts on sales of goods which has higher year-over-year increase.

REVENUES	Three Months Ended March 31
	2011	2010	Increase/	%
			(Decrease)	Change
Cosmetic surgery service	1,693,758	1,623,430	70,328	4.3%
Professional medical beauty service	1,623,916	1,363,437	260,479	19.1%
Cosmetic dentistry services	27,509	140,853	(113,344)	-80.5%
Sales of goods	229,946	120,205	109,741	91.3%
Total revenues	$3,575,129	$3,247,925	$327,204	10.1%

For the first quarter of 2011, revenues of our current headquarter hospital increased by 0.7% to $3.3 million, from $3.2 million in the first quarter of 2010. Three new clinics launched in the second half of 2010 contributed approximately $0.3 million to revenues.

		Three Months Ended
		March 31,
	2011		2010
Location
Sichuan Shesays	3,269,864	91.5%	3,247,925	100.0%
Leshan Jiazhou Shesays	129,673	3.6%	-	-
Yibin Shesays	96,978	2.7%	-	-
Zigong Shesays	78,614	2.2%	-	-
Total sales	3,575,129	100.0%	3,247,925	100.0%

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2011 was $0.9 million, an increase of $0.2 million, or 26.9% from $0.7 million for the three months ended March 31, 2010. The increase in cost of revenue in 2010 was due to the increase in customer service revenue. In addition, we had a promotion for a specific medical beauty service during the first quarter of 2011 which has higher costs of revenue compared to other services. Cost of sales as a percentage of revenue increased from 22.6% to 26.0% as compared to the prior comparative period due to cost of revenues for professional medical beauty service increased by $0.2 million or 136.5% from $0.1 million to $0.3 million.

Gross Profit

Our gross profit for the three months ended March 31, 2011 was $2.6 million, an increase of $0.1 million or 5.2% from $2.5 million for the three months ended March 31, 2010. The increase in gross profit in the first quarter of 2011 was due to the increase in total revenues. Our overall gross profit margin as a percentage of revenue was 74.0% for the three months ended March 31, 2011 compared to 77.4% of the same period of the previous year. The gross margin was slightly lower in the first quarter of 2011 due to the increase in costs of professional medical beauty service.

Operating Expenses

Our operating expenses increased by approximately $0.6 million to $1.5 million for the three months ended March 31, 2011 from $0.9 million for the same period of the previous year. This 65.3% increase was mainly attributable to the increase in the expense associated with advertising activities and professional and consultant fees related to the listing on OTCBB.

Other Income (Expense):

Other expense for the three months ended March 31, 2011 was $31,044 compared to other expenses of $57,575 for the same period of the previous year.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $0.7 million for the three months ended March 31, 2011, as compared with $1.1 million for the three months ended March 31, 2010. The decrease in net income was mainly attributed to increase of advertisement expenses and more expenditure on professional and consultant fees subsequent to the reverse merger transaction closed on June 7, 2010.

Foreign currency translation gains (losses)

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $19,955 for the three months ended March 31, 2011, as compared with $399 for the three months ended March 31, 2010. The increase is due to currency exchange fluctuation of Chinese RMB to US Dollars for the period.

Comprehensive Income attributable to the common stockholders

As a result of the factors described above, we had comprehensive income attributable to the common stockholders in the amount of $0.8 million for the three months ended March 31, 2011, as compared with $1.1 million for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2011, that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $1.7 million. We had a working capital deficit of $0.6 million, that is, our current assets were $4.0 million and our current liabilities were $4.6 million as of March 31, 2011. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern. However, we believe that our strong net cash flow from operating activities, cost reduction and delay on capital expenditure will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months.

Total stockholders' equity as of March 31, 2011 was $6.0 million. The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	March 31,
(in US dollar)	2011	2010
Net cash provided by operating activities	1,244,279	1,308,488
Net cash (used in) investing activities	(660,239)	(1,216,492)
Net cash provided by financing activities	81,899	858,649
Effect of Exchange Rates on Cash	(468)	210
Net increase in cash and cash equivalents	665,471	950,855
Cash and cash equivalents – beginning of period	1,029,280	1,371,732
Cash and cash equivalents – end of period	1,694,751	2,322,587

Operating Activities

Cash provided by operating activities totaled $1.2 million for the three months ended March 31, 2011 as compared with $1.3 million provided by operating activities for the three months ended March 31, 2010. Compared with the same period in 2010, the slight decrease in net cash provided by operating activities was primarily due to the decrease in net income.

Investing Activities

Cash used in investing activities was $0.7 million for the three months ended March 31, 2011 as compared to $1.2 million used for the three months ended March 31, 2010. The decrease in cash used in investing activities is mainly because we have decreased our investment in property and equipment in the first quarter of 2011 by $0.2 million as compared to the first quarter of 2010, as well as a proceed from disposal of property and equipment of $129,171 in the first quarter of 2011.

Financing Activities

Cash provided in financing activities was $81,899 for the three months ended March 31, 2011 as compared to $0.9 million provided in financing activities for the three months ended March 31, 2010. The decrease was mainly due to a bank loan of $0.9 million was secured in the first quarter of 2010 while there was no new bank loan obtained in the first quarter of 2011.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, as well as bank loans, will be sufficient to meet our working capital requirement for our current operations. However, in order to fully implement our business plan and continue our growth, we will require additional capital either from our stockholders or from outside sources.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Yixiang Zhang, and Chief Financial Officer, Wenbin Zhu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on our assessment, Mr. Zhang and Ms. Zhu determined that, as of March 31, 2011, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of internal controls over financial reporting as of March 31, 2011, management identified the following material weaknesses: (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; (ii) lack of standard chart of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes; (iii) lack of an audit committee or other independent oversight over our management and internal controls; and (iv) lack of independent directors.

Notwithstanding management’s assessment that our internal controls over financial reporting was ineffective as of March 31, 2011 due to the material weakness described above, we believe that, the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the period covered thereby in all material respects.

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

Changes in Internal Control Over Financial Reporting

During the first quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

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

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

Date: May 15, 2011	By: /s/ Yixiang Zhang
Name: Yixiang Zhang
Title: Chief Executive Officer and Chairman

Date: May 15, 2011	By: /s/ Wenbin Zhu
Name: Wenbin Zhu
Title: Chief Financial Officer