Form 10-K/A
period 2010-12-31
China SHESAYS Medical Cosmetology Inc.
filed 2011-08-02
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to_______

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

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Accelerated Filer [ ]	Smaller Reporting Company [x]

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

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amended 10-K”) to the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original 10-K”) of China Shesays Medical Cosmetology Inc. (the “Company”, “China Shesays” or “SHESAYS”) is being filed to amend and restate our consolidated financial statements and related disclosures for the year ended December 31, 2010 as discussed in Note 3 to the accompanying restated financial statements.

Background of the Restatement

On July 15, 2011, as a result of the preparation of the responses to comments the Company received from the Securities and Exchange Commission (the “SEC”) in connection with the SEC’s review of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 filed on May 13, 2011, after its communications with the Company’s auditors, the Company determined that the Company’s financial statements for the year ended December 31, 2010, and the three months period ended March 31, 2011 should no longer be relied upon as a result of certain errors regarding: (i) pre-operating expenses wrongly recorded as other current assets; (ii) under-provisions of rental expenses for clinics that had not yet commenced business; (iii) income tax expense for the above items; (iv) foreign currency translation gain or loss for the above items; and (v) an over statement of payments to acquire property and equipment in cash flows from investing activities and increases in other payables and accrued liabilities included in cash flows from operating activities in the statement of cash flows for the year ended December 31, 2010. An explanation of the error and its impact on the Company's financial statements is contained in Note 3 to the financial statements contained in Part II of this report.

Restatement of Other Financial Statements

Along with the filing of this Amended 10-K, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. The amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited financial statements and related financial information for the period contained in the report to correct the errors as set forth above.

Amendments to the Original 10-K

For the convenience of the reader, this Amended 10-K sets forth the Original 10-K, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

  Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

  Part IV - Item 15. Exhibits, Financial Statement Schedules.

In accordance with applicable SEC rules, this Amended 10-K includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-K is being amended by this Amended 10-K. The Amended 10-K continues to speak as of the date of the Original 10-K, and we have not updated the filing to reflect events occurring subsequently to the Original 10-K date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amended 10-K should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K.

PART II

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

This discussion should be read in conjunction with the other sections of this report, including the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this prospectus. See “Risk Factors.” Our actual results may differ materially.

Overview

We are a Nevada holding company operating in the cosmetology industry. Substantially all of our operations are conducted in China through BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries.

SHESAYS was established in May 2005 and specializes in cosmetology treatments, integrating medical treatment and education. At present, we have such core clinical departments as cosmetic surgery, cosmetic dermatology, cosmetic dentistry, cosmetic Traditional Chinese Medicine (“TCM”). Services provided in cosmetic surgery include eye shaping, facial contour, rhinoplasty, face shaping, wrinkles elimination, breast surgery, chiloplasty, liposuction slimming, ear reshaping, gynecology / male plastic surgery. Cosmetic dermatology department provides services of laser depilation, acne/pock removal, facelift and wrinkle decrease of Cutera Titan, laser whitening, pore minimizing, skin rejuvenation etc. Cosmetic dentistry includes the services of optical fluoride whitening, repair of uneven denture, porcelain teeth / cercon, orthodontic treatment, comfortable painless teeth cleaning, complex tooth extraction face-lift surgery, orthodontic caries-prevention and correction for children, adult orthodontics invisible. Traditional Chinese Medicine, also known as TCM, is the medical theory and practices of Chinese culture, especially herbal medicine, acupuncture and osteopathy, for preventing or treating illness, or promoting health and well-being. Cosmetic TCM is to use traditional Chinese Medicine, such as acupuncture and moxibustion, to provide cosmetic services, such as to dispel freckle, lose weight, as well as to enhance the endocrine system. The major difference of Chinese medicine from Western medicine is that it focuses on "health" rather than on "healing" because Chinese medicine promotes overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness.

Headquartered in Chengdu, Sichuan province, P.R. China, SHESAYS aims to expand its business outside of Chengdu. In 2010, SHESAYS established three new outpatient clinics in the cities of Yibin, Leshan and Zigong, Sichuan province, and is constructing a new flagship store, a comprehensive cosmetology hospital in Chengdu.

For the fiscal year ended December 31, 2010, we generated revenue of $12,173,231 which represents a growth of 37.8% compared to $8,834,673 in the previous fiscal year. This increase in revenue is attributed to our increased sale to the existing and new customers in 2010. We serviced 25,682 customers in 2010 compared to 20,514 in 2009.

However, our net income decreased from $1,766,442 for 2009 to $524,960 for 2010, a 70.3% decline. The decrease in net income was mainly due to our increased expense related to listing on OTCBB and effect of pre-operating expenses for new clinics and our flagship hospital.

Our business operates in China and financial statements are denominated in Chinese Renminbi (RMB), but we report our financial results in our SEC filings in U.S. dollars. The conversion of our financial statements from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” because it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the years ended December 31, 2010 and 2009, we recorded foreign currency translation gains attributable to SHESAYS common stockholders of $109,474 and $1,073 respectively.

Major factors that affect our Financial Conditions in 2010

The increase in our operating results in the last two years is attributable to a number of factors, including the substantial increase of domestic cosmetology demand and successful brand promotion. We expect our business to continue to be driven by the following factors:

Increasing domestic spending in Cosmetology

The demand for our cosmetology services is directly related to consumer’s cosmetology spending, which is largely determined by the economic conditions and disposable income of consumers. According to the statistics released by National Bureau of Statistics of China, China’s economy has experienced a rapid growth in the last thirty years. The annual growth rate has been in the range of 9% to 13% in the last five years. China’s GDP per capita has been over $3,000 since 2007, which marks a new starting point in terms of consumption. With economic growth of a country with 1.3 billion people, China’s increased consumption has upgraded many traditional consumption industries and accelerated development of many new industries, such as medical cosmetic industry. The national medical cosmetic market reached approximately $439 million last year but compared with $60 billion in the United States, there is still a huge gap. We believe that the domestic spending in cosmetology will continue to increase at a fast rate within the next five years as consumer’s disposable income continues to grow.

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

All amounts, other than percentages, in U.S. dollars

	Year ended December 31,
	2010		2009
		As a		As
		percentage		percentage
		of net		of net
	All Amounts	revenue	All Amounts	revenue
REVENUE
Customer service revenue
Cosmetic surgery services	$6,195,516	50.9%	$4,835,389	54.7%
Professional medical beauty services	4,940,433	40.6%	2,998,806	33.9%
Cosmetic dentistry services	427,427	3.5%	579,822	6.6%
Sales of goods	609,855	5.0%	420,656	4.8%
Total Revenue	12,173,231	100.0%	8,834,673	100.0%

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(1,762,733)	-14.5%	(1,536,779)	-17.4%
Professional medical beauty services	(847,827)	-7.0%	(517,428)	-5.9%
Cosmetic dentistry services	(164,928)	-1.4%	(168,547)	-1.9%
Cost of goods sold	(228,078)	-1.9%	(162,705)	-1.8%
Depreciation	(349,328)	-2.9%	(206,831)	-2.3%
Total Cost of Revenue	(3,352,894)	-27.5%	(2,592,290)	-29.3%

GROSS PROFIT	8,820,337	72.5%	6,242,383	70.7%
OPERATING EXPENSES
Selling, general and administrative expenses	3,860,858	31.7%	2,680,577	30.3%
Advertising costs	3,014,871	24.8%	1,290,545	14.6%
Professional and consultant fees	716,910	5.9%	138,292	1.6%
Depreciation	197,071	1.6%	125,768	1.4%
Total Operating Expenses	7,789,710	64.0%	4,235,182	47.9%

INCOME FROM OPERATIONS	1,030,627	8.5%	2,007,201	22.7%

OTHER INCOME (EXPENSES)
Other income	4,574	0.0%	52,714	0.6%
Interest income	5,128	0.0%	3,383	0.0%
Interest expenses	(48,852)	-0.4%	(3,224)	-0.0%
Imputed interest	(250)	0.0%	(1,027)	-0.0%
Other expenses	(41,530)	-0.3%	(66,489)	-0.8%
Total Other Expenses, net	(80,930)	-0.7%	(14,643)	-0.2%

INCOME BEFORE TAXES	949,697	7.8%	1,992,558	22.6%
Add (less):
Income tax expenses	(424,737)	-3.5%	(226,116)	-2.6%
NET INCOME	524,960	4.3%	1,766,442	20.0%
Net loss attributable to noncontrolling interest	19,607	0.2%	-	0.0%
NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	544,567	4.5%	1,766,442	20.0%

OTHER COMPREHENSIVE INCOME (LOSS)
Total foreign currency translation gain	108,972	0.9%	1,073	0.0%
Add: foreign currency translation loss attributable to noncontrolling interest	502	0.0%	-	0.0%
Foreign currency translation gains attributable to China Shesays common stockholders	109,474	0.9%	1,073	0.0%
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$654,041	5.4%	$1,767,515	20.0%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Total revenue. Total revenue increased by approximately $3.3 million or 37.8% to approximately $12.2 million in 2010 from approximately $8.8 million in 2009. Our sales growth was driven by sales from our new outpatient clinics in Leshan, Yibin and Zigong, and our continued efforts to attract new customers in the headquarter hospital. We serviced approximately 25,682 customers in the headquarter hospital and three clinics in 2010 compared to approximately 20,514 customers in 2009.

The following table sets the revenue generated from each of our cosmetology categories for the periods indicated.

REVENUE	For the year ended December 31,
			Increase/	%
	2010	2009	(Decrease)	Change
Cosmetic surgery services	$6,195,516	$4,835,389	$1,360,127	28.1%
Professional medical beauty services	4,940,433	2,998,806	1,941,627	64.7%
Cosmetic dentistry services	427,427	579,822	(152,395)	-26.3%
Sales of goods	609,855	420,656	189,199	45.0%
Total revenue	$12,173,231	$8,834,673	$3,338,558	37.8%

Revenue generated from Cosmetic Surgery Services increased 28.1% to $6.2 million in 2010, mainly due to enhanced marketing activities and increase in number of cosmetic surgery customers. Revenue generated from Professional Medical Beauty Services increased 64.7% to $4.9 million in 2010 as we increased investment in advertising for these services during 2010. Revenue generated from Cosmetic Dentistry Services decreased 26.3% to $0.4 million in 2010. The decrease was primarily due to our strategy in 2010 focusing on cosmetic surgery services and professional medical beauty services. Revenue generated from Sales of Goods increased 45.0% to $0.6 million due to increased efforts of our staff to sell cosmetic products when servicing customers.

For 2010, revenue of our current headquarter hospital increased by 32.2% to $11.7 million, from $8.8 million in 2009. Three new clinics launched in 2010 contributed approximately $0.5 million to revenue.

	Year Ended December 31,
	2010		2009
Location
Sichuan Shesays	$11,676,294	96.0%	$8,834,673	100.0%
Leshan Jiazhou Shesays	272,412	2.2%	-
Yibin Shesays	158,336	1.3%	-
Zigong Shesays	66,189	0.5%	-
Total sales	$12,173,231	100.0%	$8,834,673	100.0%

Cost of revenue. Our cost of revenue, which includes cost of service revenue, cost of goods sold and depreciation, increased by approximately $0.8 million, or 29.3% to approximately $3.4 million in 2010 from approximately $2.6 million in 2009. As a percentage of net revenue, the cost of goods sold decreased approximately by 1.8% to 27.5% in 2010, from 29.3% in 2009. The increase in cost of sales was mainly due to the increase in revenue during the year.

COST OF REVENUE	For the year ended December 31,
	2010	2009	Decrease/(Increase)	% Change
Cosmetic surgery services	$(1,762,733)	$(1,536,779)	$(225,954)	14.7%
Professional medical beauty services	(847,827)	(517,428)	(330,399)	63.9%
Cosmetic dentistry services	(164,928)	(168,547)	3,619	-2.1%
Sales of goods	(228,078)	(162,705)	(65,373)	40.2%
	(3,003,566)	(2,385,459)	(618,107)	25.9%
Depreciation	(349,328)	(206,831)	(142,497)	68.9%
Total cost of revenue	$(3,352,894)	$(2,592,290)	$(760,604)	29.3%

Gross profit. Our gross profit increased by approximately $2.6 million, or 41.3% to approximately $8.8 million in 2010 from approximately $6.2 million in 2009. Gross profit as a percentage of net revenue increased by 1.8% to 72.5% in 2010 as compared to 70.7% in 2009, mainly due to the increased revenue during the period. Our higher gross margin was primarily due to economies of scale obtained from business expansion.

Total Operating Expenses. Our total operating expenses increased by approximately $3.6 million or 83.9% to approximately $7.8 million in 2010 from approximately $4.2 million in 2009. As a percentage of net revenue, total operating expenses increased from 47.9% in 2009 to 64.0% in 2010. The increase in our total operating expenses was mainly attributed to the increase of $1.2 million in selling, general and administrative expenses, the increase of $1.7 million of advertising costs, as well as the increase of $0.6 million in professional and consultant fees.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased by approximately $1.2 million, or 44.0% to approximately $3.9 million in 2010 from approximately $2.7 million in 2009. As a percentage of net revenue, selling, general and administrative expenses increased by 1.4% to 31.7% in 2010, as compared to 30.3% in 2009. The increase in expenses was mainly due to the increase in salary cost, leasing expenses of three new clinics and current headquarter hospital and pre-operating expenses related to the planned opening of our new flagship hospital.

Advertising costs. Our advertising costs increased by approximately $1.7 million or 133.6% to approximately $3.0 million in 2010 from approximately $1.3 million in 2009. Advertising costs as a percentage of net revenue increased by 10.2% to 24.8% in 2010 as compared to 14.6% in 2009. The increase in our advertising expenses was mainly contributable to the increase in marketing expenses and promotion of the brand name of “SHESAYS” in Sichuan’s cosmetology market.

Professional and consultant fees. Our professional and consultant fees increased by approximately $0.6 million or 418.4% to approximately $0.7 million in 2010 from approximately $0.1 million in 2009. As a percentage of net revenue, professional and consultant fees were increased from 1.6% in 2009 to 5.9% in 2010. The significant increase in our professional and consultant fees was mainly attributed to expenses incurred related to being a public company.

Income from operations. Our income from operating decreased by approximately $1.0 million or 48.7% to approximately $1.0 million in 2010 from approximately $2.0 million in 2009. As a percentage of net revenue, our income from operations was 8.5% in 2010 and 22.7% in 2009. This decrease in income from operations was primarily due to the increase in operating expenses offset by the increase in revenue.

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

Income before taxes. Our income before income taxes decreased by approximately $1.0 million or 52.3% to approximately $0.9 million in 2010 from approximately $2.0 million in 2009. As a percentage of net revenue, our income before income taxes decreased by 14.8% to 7.8% in 2010, as compared to 22.6% in 2009. This decrease of income before income taxes was primarily attributable to the increase in operating expenses in 2010.

Income taxes. We incurred income taxes of approximately $0.4 million in 2010, with an increase of approximately $0.2 million or 87.8% over approximately $0.2 million in 2009. The increase was mainly due to the expiration of the special income tax assessment basis which was calculated based on the net income for income tax purpose assessed at 10% of services revenue with the applicable tax rate of 25% in 2009. From 2010 onwards, China SHESAYS has an income tax rate of 25%.

Net income. Net income decreased by approximately $1.2 million or 70.3% to approximately $0.5 million in 2010 from approximately $1.8 million in 2009, due to our 83.9% increase in operating expenses, coupled with our 87.8% increase in income tax expenses.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1.0 million. We had a working capital deficit of $1.9 million, that is, our current assets were $2.2 million and our current liabilities were $4.1 million as of December 31, 2010. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern. However, we believe that our strong net cash flow from operating activities, cost reduction and delay on capital expenditure will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months. Total equity as of December 31, 2010, was $4.5 million.

Pursuant to our BOAN’s contractual arrangements with SHESAYS, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees, which shall be equal to 100% of the residual return of SHESAYS and its subsidiaries and can be waived by BOAN from time to time at its sole discretion.

BOAN and SHESAYS reached an agreement that, in order to support the strategic expansion plan of SHESAYS in China, BOAN waived the service fees to be paid by SHESAYS for three years commencing from April 27, 2010 so that SHESAYS can execute its business expansion plan, launch the flagship hospital in Chengdu and establish the cosmetology hospitals in various locations in China. Therefore, no service fees have been paid to BOAN by SHESAYS up to date. Based on our expansion plan and past experience with respect to the new clinics launched in 2010, we believe that we need to retain our existing cash reserves and cash flow from operations in SHESAYS to support annual growth in the number of customers and number of new outpatient clinics and our planed new flagship hospital openings in fiscal 2011. BOAN and our company have never received any service fee from SHESAYS, the operating company and we expect to receive service fees commencing on April 28, 2013. Boan and we don’t expect to declare any dividend before the April 27, 2013, nor does any other amount expected to due prior to April 27, 2013. However, if there is extra expense occurred and need to be paid during the period, we can borrow from SHESAYS to settle such amount.

The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	December 31,
(in US dollars)	2010	2009

Net cash provided by operating activities	1,983,221	2,116,493
Net cash used in investing activities	(4,469,361)	(747,484)
Net cash provided by (used in) financing activities	2,129,555	(38,107)
Effect of foreign currency translation on cash and cash equivalents	14,133	419
Net (decrease) increase in cash and cash equivalents	(342,452)	1,331,321
Cash and cash equivalents – beginning of year	1,371,732	40,411
Cash and cash equivalents – end of year	1,029,280	1,371,732

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

Operating Activities

Net cash provided by operating activities in 2010 amounted to $2.0 million, with a decrease of $0.1 million from net cash inflows from operating activities of $2.1 million in 2009. The slight decrease in our cash provided by operations was primarily due to a decrease in net income, offsetting by an increase in our income tax payable and other payables and accrued liabilities .

Inventories. Our inventories increased by approximately $0.19 million or 55.17% to approximately $0.52 million in 2010 from approximately $0.34 million in 2009. The increase in our inventory was mainly attributed to our increase in revenue and customers.

Other current assets and prepaid expenses. Our other current assets and prepaid expense increased by 19% from $527 thousand in 2009 to $627 thousand in 2010. The increase was mainly due to the increase in rental deposits and prepayments, which we prepaid for leasing premises for our new clinics in Leshan, Yibin and Zigong.

Income tax payable: Our income tax payable increased by 1,198% from $54,428 to $706,450. The increase was mainly due to the difference in income tax assessment method. In 2009, the tax bureau approved Sichuan Shesays to assess its income tax based on the 10% of its revenue generated. In 2010, Sichuan Shesays need to assess its income tax based on 25% applicable tax rate on its assessable net income.

Other payables and accrued liabilities: Other payables and accrued liabilities increased from $0.7 million in 2009 to $1.8 million in 2010, which was 168.0% increase in percentage. The increase was mainly due to $0.5 million increase in other payables, which were the equipment and renovation costs owed to suppliers due to our opening of 3 clinics as well as the beginning of the renovation of flagship hospital, and $0.5 million increase in accrued liabilities, which consists of the accrued advertising expense and accrued rental expense of flagship hospital as well as accrued professional expense related to listing.

Other payables and accrued liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(Restated)
	(consolidated)	(combined)

Other payables	$599,724	$62,615
Deposits from customers	231,390	215,618
Deposits from membership reward program	277,010	221,059
Accrued liability for membership reward program	18,586	56,497
Accrued liabilities	631,265	100,124
	$1,757,975	$655,913

Investing Activities

Net cash used in investing activities in the year 2010 was $4.5 million, with a significant increase of $3.7 million from net cash used in investing activities of $0.7 million in 2009. We invested $4.4 million in purchase of property and equipment for 2010 as compared to $0.8 million in 2009. The investments were a part of our development plans, which include continuous expansion of our cosmetic services and expansion of new chain clinics. We paid $2.7 million cash for renovation and equipment for three new clinics launched in late 2010. For the year 2010, $0.9 million was paid for new equipment at existing headquarter hospital compared to $0.8 million for the year 2009. In addition, $0.9 million was paid for renovation of the new flagship hospital in Chengdu in 2010.

Financing Activities

Net cash provided by financing activities was $2.1 million in 2010, compared to net cash used in financing activities of $38,107 in 2009. On November 5, 2010, we entered into a Stock Purchase Agreement with certain institutional and accredited investors relating to a private placement of 600,000 shares of our common stock, for net proceeds of approximately $1.1 million.

Loan Facilities

As of December 31, 2010, the Company and its subsidiaries have the following credit facilities with the following terms:

All amounts, other than percentages, are in U.S. dollars
No	Type	Contracting Party	Valid Date	Duration	Amount
1	Loan	Bank of Chengdu	February 10, 2010	1 year	$0.46 million
2	Loan	Bank of Chengdu	February 23, 2010	1 year	$0.46 million

We have approximately $0.9 million in total loans and $0.46 million and $0.46 million will mature on or before February 9, 2011 and February 22, 2011, On these maturity dates, we have repaid the loans with our working capital.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of December 31, 2010, Sichuan Shesays and its subsidiaries had total assets of $7,621,593 (restated) and total liabilities of $4,059,585 (restated). As of December 31, 2009, Sichuan Shesays had total assets of $3,863,832 and total liabilities of $1,313,712.

As of December 31, 2010, the Company agreed to waive the management fee to be payable by Sichuan Shesays and its subsidiaries for a period of 3 years from April 27, 2010 to April 26, 2013 due to lack of liquidity as Sichuan Shesays is launching a new comprehensive hospital in Chengdu City, Sichuan Province.

Revenue recognition

The Company recognizes revenue in the period in which the services are performed. The Company recognizes revenue under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenue are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid service packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The Company’s policy allows for refund only upon the Company’s authorization for reasonable demand. Based on the past experience on refunds incurred, the Company considers that amount is not material to the Company’s operation. Pursuant to FASB ASC 954-605-25, the Company recognized refunds and discounts on an accrual basis and deducted from gross service revenue to determine net service revenue. During the years ended December 31, 2010 and 2009, the amount of refund of service fee was $31,393 and $24,130 respectively.

The service usage is measured by the percentage of service rendered based on the content of package. For example, if the service package composed of 3 injections of Botox, the usage of service will be 1/3 when each injection is applied and the payment rates are determined prospectively.

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

Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market. Cost represents invoices value on purchases and is being calculated on the weighted average basis.

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

Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 (CONSOLIDATED)(RESTATED)
AND 2009 (COMBINED)

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
  China Shesays Medical Cosmetology Inc.,

We have audited the accompanying balance sheets of China Shesays Medical Cosmetology Inc. and subsidiaries as of December 31, 2010 (consolidated) (restated) and 2009 (combined) and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010 (consolidated) (restated) and 2009 (combined). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Shesays Medical Cosmetology Inc. and subsidiaries as of December 31, 2010 (consolidated) (restated) and 2009 (combined), and the results of its operations and its cash flows for the years ended December 31, 2010 (consolidated) (restated) and 2009 (combined), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

/s/ Baker Tilly Hong Kong Limited
     BAKER TILLY HONG KONG LIMITED
     Certified Public Accountants

Hong Kong

Date: March 25, 2011 (except for Notes 1, 2, 6, 8, 10, 13 and 16, and the effects of the restatement discussed in Note 3, as to which the date is August 2, 2011)

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
BALANCE SHEETS

	December 31,
	2010	2009
	(Restated)
	Consolidated	Combined
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,029,280	$1,371,732
Inventories, net	521,254	335,932
Due from stockholders	52,821	-
Other current assets and prepaid expenses	626,877	526,507
Total Current Assets	2,230,232	2,234,171
PROPERTY AND EQUIPMENT, NET	6,008,198	1,629,661
DEFERRED TAX ASSETS	389,847	-

TOTAL ASSETS	$8,628,277	$3,863,832

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$725,386	$508,643
Notes payable	910,332	42,659
Deferred revenue	24,441	24,254
Other payables and accrued liabilities	1,757,975	655,913
Income tax payable	706,450	54,428
Sales tax payable and other taxes payable	13,487	7,260
Due to a related company	-	20,555
Total Current Liabilities	4,138,071	1,313,712

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of December 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,600,012 shares issued as of December 31, 2010 and 13,500,012 shares issued as of December 31, 2009	18,600	13,500
Additional paid-in capital	2,160,485	1,011,153
Retained earnings
Unappropriated	1,640,050	1,373,765
Appropriated	429,566	151,284
Accumulated other comprehensive income	109,892	418
Total China Shesays Stockholders' Equity	4,358,593	2,550,120
Noncontrolling interest	131,613	-
Total Equity	4,490,206	2,550,120

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,628,277	$3,863,832

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Year ended December 31,
	2010	2009
	(Restated)
	Consolidated	Combined

REVENUE
Customer service revenue
Cosmetic surgery services	$6,195,516	$4,835,389
Professional medical beauty services	4,940,433	2,998,806
Cosmetic dentistry services	427,427	579,822
Sales of goods	609,855	420,656
Total Revenue	12,173,231	8,834,673

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(1,762,733)	(1,536,779)
Professional medical beauty services	(847,827)	(517,428)
Cosmetic dentistry services	(164,928)	(168,547)
Cost of goods sold	(228,078)	(162,705)
Depreciation	(349,328)	(206,831)
Total Cost of Revenue	(3,352,894)	(2,592,290)

GROSS PROFIT	8,820,337	6,242,383

OPERATING EXPENSES
Selling, general and administrative expenses	3,860,858	2,680,577
Advertising costs	3,014,871	1,290,545
Professional and consultant fees	716,910	138,292
Depreciation	197,071	125,768
Total Operating Expenses	7,789,710	4,235,182

INCOME FROM OPERATIONS	1,030,627	2,007,201

OTHER INCOME (EXPENSES)
Other income	4,574	52,714
Interest income	5,128	3,383
Interest expenses	(48,852)	(3,224)
Imputed interest	(250)	(1,027)
Other expenses	(41,530)	(66,489)
Total Other Expenses, net	(80,930)	(14,643)

INCOME BEFORE TAXES	949,697	1,992,558
Add (less):
Income tax expenses	(424,737)	(226,116)
NET INCOME	524,960	1,766,442
Net loss attributable to noncontrolling interest	19,607	-
NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	544,567	1,766,442

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain	108,972	1,073
Add: foreign currency translation loss attributable to noncontrolling interest	502	-
Foreign currency translation gains attributable to China Shesays common stockholders	109,474	1,073
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$654,041	$1,767,515

Net income per share- basic and diluted	$0.03	$0.13

Weighted average number of shares outstanding during the year
- basic and diluted	16,170,417	13,500,012

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
	(Restated)
	Consolidated	Combined

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$524,960	$1,766,442
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation - cost of revenue	349,328	206,831
Depreciation - operating expenses	197,071	125,768
Deferred income taxes	(384,725)	-
Impairment loss on other receivables	146,873	-
Loss on disposal of property and equipment	14,613	-
Imputed interest	250	1,027
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories	(168,458)	(199,053)
Other current assets and prepaid expenses	(226,685)	(273,935)
Increase (decrease) in:
Accounts payable	192,802	86,277
Deferred revenue	(701)	21,860
Other payables and accrued liabilities	698,339	375,036
Income tax payable	633,748	34,079
Sales tax payable and other taxes payable	5,806	(27,839)
Net cash provided by operating activities	1,983,221	2,116,493

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,416,540)	(747,484)
Due from stockholders	(52,821)	-
Net cash used in investing activities	(4,469,361)	(747,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	887,587	73,090
Bank loan repaid	(43,146)	(30,454)
Due to related companies	(20,790)	(85,603)
Due to stockholders	-	(726,434)
Net proceeds from stock issuance in private placement	1,104,000	-
Contribution by stockholders	50,182	731,294
Contribution by a noncontrolling stockholder	151,722	-
Net cash provided by (used in) financing activities	2,129,555	(38,107)

EFFECT OF EXCHANGE RATES ON CASH	14,133	419

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(342,452)	1,331,321

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,371,732	40,411

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,029,280	$1,371,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$48,852	$3,224
Cash paid for income tax	$175,714	$192,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

$354,255 and $5,847 of purchases of property and equipment represent payables to vendors. These transactions are considered as major non-cash transactions for the year ended December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional paid in capital	Unappropriated retained earnings	Appropriated retained earnings	Accumulated other comprehensive income (loss)	Total attributable to China Shesays stockholders	Noncontrolling interest
	Common stock
	Number of shares	Amount
Balance at December 31, 2008 (Combined)	13,500,012	$13,500 $	278,832 $	(241,393)	$-	$(655)	$50,284 $	-
Contribution by stockholders	-	-	731,294	-	-	-	731,294	-
Components of comprehensive income
Net income for the year	-	-	-	1,766,442	-	-	1,766,442	-
Foreign currency translation gain	-	-	-	-	-	1,073	1,073	-
Comprehensive income	-	-	-	-	-	-	1,767,515	-
Imputed interest	-	-	1,027	-	-	-	1,027	-
Transfer to statutory surplus reserve	-	-	-	(151,284)	151,284	-	-	-
Balance at December 31, 2009 (Combined)	13,500,012	13,500	1,011,153	1,373,765	151,284	418	2,550,120	-
Components of comprehensive income
Net income for the year (Restated)	-	-	-	544,567	-	-	544,567	(19,607)
Foreign currency translation gain (Restated)	-	-	-	-	-	109,474	109,474	(502)
Comprehensive income (Restated)	-	-	-	-	-	-	654,041	-
Stock issued in connection with recapitalization	4,500,000	4,500	(4,500)	-	-	-	-	-
Stock issued in connection with private placement	600,000	600	1,103,400	-	-	-	1,104,000	-
Contribution by stockholders	-	-	50,182	-	-	-	50,182	-
Contribution to registered capital of a subsidiary by a noncontrolling stockholder	-	-	-	-	-	-	-	151,722
Imputed interest	-	-	250	-	-	-	250	-
Transfer to statutory surplus reserve	-	-	-	(278,282)	278,282	-	-	-
Balance at December 31, 2010 (Consolidated) (Restated)	18,600,012	$18,600 $	2,160,485 $	1,640,050 $	429,566 $	109,892 $	4,358,593 $	131,613

The accompanying notes are an integral part of these consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

(“CHINA SHESAYS”) AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 (CONSOLIDATED) (RESTATED)
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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 2) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 2). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, the five individuals who owned 90% of Perfect Support, the 100% stockholder of Chengdu Boan also owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and Chengdu Boan consolidates Sichuan Shesays and its subsidiaries in accordance with FASB ASC 805-40-45 and Regulation S-X 3A-02 as if the reorganization occurred at the beginning of the first period presented.

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

The consolidated financial statements for the year ended December 31, 2010 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiary, Leshan Jiazhou Shesays, Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interest represent the minority stockholders’ 20% proportionate share of the results of Yibin Shesays.

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

Customer reward program

The Company measures the cost of the credit point by reference of services redeemed in the prior years and the probability of redemption are estimated by the directors based on the past history. Actual results may be different from the estimation.

Variable interest entities

Current PRC laws and regulations require any foreign entities that invest directly in the medical services industry to have direct operations in the medical industry outside of China. In addition, foreign entity is not allowed in China to setup wholly-owned medical institute although the foreign entity is permitted to set a joint venture medical institute at maximum of 70%.

The Company does not currently directly operate medical services outside of China and cannot qualify under PRC regulations before the Company commences any such operations outside of China. While the Company’s indirect PRC operating subsidiaries are eligible for the required licenses for providing medical services in China and some of the indirect PRC operating subsidiaries have obtained such licenses, the Company has been using and is expected to continue to use the PRC operating affiliates and their subsidiaries.

Management estimated that the risk of loss in respect of the Company’s current ownership structure or the contractual arrangements is remote.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)	Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market. Cost represents invoiced value on purchases and is being calculated on the weighted average basis.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC 360, long-lived assets held and used by the Company are reviewed for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended December 31, 2010 and 2009, the Company has not recognized any allowances for impairment.

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

The Company determines the fair value of the warrants using the Black-Scholes Option-Pricing model using inputs that are derived from observable and unobservable data and are therefore considered Level 3 in the fair value hierarchy. See Note 12 for further information.

(I)	Revenue recognition

The Company recognizes revenues in the period in which the services are performed. The Company recognizes revenue under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenues are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid service packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The Company’s policy allows for refund only upon the Company’s authorization for reasonable demand. Based on the past experience on refunds incurred, the Company considers that amount is not material to the Company’s operation. Pursuant to ASC 954-605-25, the Company recognized refunds and discounts on an accrual basis and deducted from gross service revenue to determine net service revenue. During the years ended December 31, 2010 and 2009, the amount of refund of service fee was $31,393 and $24,130 respectively.

The service usage is measured by the percentage of service rendered based on the content of package. For example, if the service package composed of 3 injections of Botox, the usage of service will be 1/3 when each injection is applied and the payment rate is determined prospectively.

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

Income taxes are accounted for under the asset and liability method is accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2010 and 2009, the Company’s deferred tax assets amounted to $389,847 (restated) and $0, respectively.

(L)	Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the leases. Rent for clinic spaces and staff quarters' paid in 2010 and 2009 was $650,972 (restated) and $185,712 respectively.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2010	December 31, 2009
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of year ended	US$1=RMB6.5910	US$1=RMB6.8372
Amounts included in the statements of operations and cash flows for the year	US$1=RMB6.7599	US$1=RMB6.8409

The translation gain recorded for the years ended December 31, 2010 and 2009 was $109,474 (restated) and $1,073 respectively.

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

(N)	Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive gain for the years ended December 31, 2010 and 2009 was $109,474 (restated) and $1,073 respectively.

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

ASC 280, Segment provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We are organized as, and operate in, one reportable segment, providing of professional medical beauty and cosmetic services. Our chief operating decision-maker reviews consolidated financial information, given the economic characteristics of the similar nature of the services provided and products sold, the type of customer and the method of distribution.

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of December 31, 2010, Sichuan Shesays and its subsidiaries had total assets of $7,621,593 (restated) and total liabilities of $4,059,585 (restated). As of December 31, 2009, Sichuan Shesays had total assets of $3,863,832 and total liabilities of $1,313,712.

As of December 31, 2010, the Company agreed to waive the management fee to be payable by Sichuan Shesays and its subsidiaries for a period of 3 years from April 27, 2010 to April 26, 2013 due to lack of liquidity as Sichuan Shesays is launching a new comprehensive hospital in Chengdu City, Sichuan Province.

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2011, China Shesays (the “Company”) determined that the Company’s financial statements as of December 31, 2010 and for the year then ended should no longer be relied upon and should be restated as a result of certain errors contained therein regarding: (i) pre-operating expenses wrongly recorded as other current assets; (ii) under-provisions of rental expenses for clinics not yet commenced business; (iii) income tax expense for the above items; (iv) foreign currency translation gain or loss for the above items; and (v) an over statement of payments to acquire property and equipment in cash flows from investing activities and increases in other payables and accrued liabilities included in cash flows from operating activities in the statement of cash flows.

As a result, the accompanying consolidated financial statements as of December 31, 2010 and for the year then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatements.

The following tables present the consolidated balance sheet, statement of operations and statement of cash flows accounts and financial statement line items as reported herein that were impacted by the restatements:

	As of and for the year ended December 31, 2010
	As
	previously		As
	stated	Adjustments	restated

Consolidated balance sheet accounts impacted by restatements:
Other current assets and prepaid expenses	$1,446,837	$(819,960)	$626,877
Total current assets	3,050,192	(819,960)	2,230,232
Deferred tax assets	184,857	204,990	389,847
Total assets	9,243,247	(614,970)	8,628,277
Other payables and accrued liabilities	1,554,162	203,813	1,757,975
Total current liabilities	3,934,258	203,813	4,138,071
Retained earnings - unappropriated	2,438,376	(798,326)	1,640,050
Accumulated other comprehensive income	130,349	(20,457)	109,892
Total China Shesays stockholders' equity	5,177,376	(818,783)	4,358,593
Total equity	5,308,989	(818,783)	4,490,206
Total liabilities and stockholders' equity	9,243,247	(614,970)	8,628,277

Statement of operations accounts impacted by restatements:
Selling, general and administrative expenses	$2,862,664	$998,194	$3,860,858
Total operating expenses	6,791,516	998,194	7,789,710
Income from operations	2,028,821	(998,194)	1,030,627
Income from operations before taxes	1,947,891	(998,194)	949,697
Income tax expenses	(624,605)	199,868	(424,737)
Net income	1,323,286	(798,326)	524,960
Net income attributable to China Shesays common stockholders	1,342,893	(798,326)	544,567
Total foreign currency translation gain	129,429	(20,457)	108,972
Foreign currency translation gains attributable to China Shesays common stockholders	129,931	(20,457)	109,474
Comprehensive income attributable to China Shesays common stockholders	1,472,824	(818,783)	654,041
Net income per share - basic and diluted	0.08	(0.05)	0.03

Statement of cash flows accounts impacted by restatements:
Net income	$1,342,893	$(817,933)	$524,960
Deferred income taxes	(180,240)	(204,485)	(384,725)
Minority interest	(19,607)	19,607	-
Increase in other current assets and prepaid expenses	(1,026,158)	799,473	(226,685)
Increase in other payables and accrued liabilities	853,873	(155,534)	698,339
Net cash provided by operating activities	2,342,093	(358,872)	1,983,221
Purchase of property and equipment	(4,770,795)	354,255	(4,416,540)
Net cash used in investing activities	(4,823,616)	354,255	(4,469,361)
Effect of exchange rates on cash	9,516	4,617	14,133

4.	PRIVATE PLACEMENT

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

5.	INVENTORIES, NET

Inventories at December 31, 2010 and 2009, consisted of the following:

	2010	2009
	(consolidated)	(combined)

Medical materials	$386,634	$251,187
Finished goods - merchandise	134,620	84,745
Less: provision for obsolescence	-	-

	$521,254	$335,932

For the years ended December 31, 2010 and 2009, no provision for obsolete inventories was recorded by the Company.

6.	OTHER CURRENTS ASSETS AND PREPAID EXPENSES

Other current assets and prepaid expenses at December 31, 2010 and 2009, consisted of the following:

	2010	2009
	(Restated)
	(consolidated)	(combined)

Other receivables	$79,290	$181,498
Advances to suppliers	98,574	35,322
Prepaid expenses	449,013	309,687
	$626,877	$526,507

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

7.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31, 2010 and 2009:

	2010	2009
	(consolidated)	(combined)

Buildings	$111,804	$52,726
Leasehold improvements	1,314,016	493,021
Medical equipment	3,319,221	1,136,160
Office equipment	582,302	220,606
Motor vehicles	290,751	92,388
Deposits paid for property and equipment	1,482,309	282,279
	7,100,403	2,277,180
Less: accumulated depreciation	(1,092,205)	(647,519)

Property and equipment, net	$6,008,198	$1,629,661

Depreciation expenses for the years ended December 31, 2010 and 2009 were $546,399 and $332,599 respectively.

As of December 31, 2010 and 2009, included in deposits paid for property and equipment are advance payment of renovation cost paid on behalf of the subsidiary which is still in the process of incorporation amounting to $1,482,309 and $0 respectively.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(Restated)
	(consolidated)	(combined)

Other payables	$599,724	$62,615
Deposits from customers	231,390	215,618
Deposits from membership reward program	277,010	221,059
Accrued liability for membership reward program	18,586	56,497
Accrued liabilities	631,265	100,124
	$1,757,975	$655,913

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Included in other payables are equipment and renovation cost totaling $363,333 and $5,850 owed to suppliers as of December 31, 2010 and 2009 respectively.

9.	NOTES PAYABLE

Balances at December 31, 2010 and 2009 consisted of the following:

	2010	2009
	(consolidated)	(combined)

Note payable to a bank, unsecured, interest rate of 10.59% per annum, due July 2010	$-	$42,659
Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, due February 2011	910,332	-
	$910,332	$42,659

Interest expense paid in 2010 and 2009 was $48,852 and $3,224 respectively.

The guarantee provided by a third party is secured by the buildings of the Company with a net book value totaling $99,889 as of December 31, 2010. Fees paid to a third party guarantor for the years ended December 31, 2010 and 2009 was $17,752 and $0 respectively.

The weighted average interest rate on total loan outstanding as of December 31, 2010 and 2009 are 6% and 10.59% respectively.

10.	INCOME TAX

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

The income tax expenses for 2010 and 2009 are summarized as follows:

	2010	2009
	(Restated)
	(consolidated)	(combined)

Current - PRC	$809,462	$226,116
Deferred - PRC	(384,725)	-

Income taxes, net	$424,737	$226,116

The tax effects of significant items comprising deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(Restated)
	(consolidated)	(combined)

Deferred tax assets:
Property related, net	$67,034	$-
Deferred revenue	42,981	-
Pre-operating expenses	204,990	-
Accrued liabilities	57,724	-
Tax losses	17,118	-

Total deferred tax assets	$389,847	$-

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
	(Restated)
	(consolidated)	(combined)

Income before taxes	$949,697	$1,992,558

Computed at PRC tax rate of 25%	$237,424	$498,140
Tax reduction	-	(277,274)
Expenses not deductible for tax purposes	158,038	-
Others	29,275	5,250

Total	$424,737	$226,116

11.	STOCKHOLDERS’ EQUITY

	(a)	Common stock

On June 6, 2010, the Company issued 13,500,012 shares of common stock in reverse merger for the recapitalization of Perfect Support and re-organization of China Shesays. On June 8, 2010, 12 shares of common stock of the Company were cancelled.

On November 5, 2010, the Company issued 600,000 shares of common stock, par value $0.001 per share at a price of $2 per share in a private placement transaction with certain investors, pursuant to a Securities Purchase Agreement entered into between the Company and the investors (See note 4).

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

12.	WARRANTS

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

13.	COMMITMENTS AND CONTINGENCIES

	(a)	Defined contribution retirement plans

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

As of December 31, 2010, the Company has outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending December 31,
2011	$1,448,178
2012	1,654,732
2013	1,625,808
2014	1,624,406
2015	1,523,453
Thereafter	611,886

Total	$8,488,463

(d)	Loss contingencies

The Company has not recorded an accrued loss contingency under ASC 450 in connection with the contingent liability related to the warranties made to investors in the private placement. Accounting for loss contingencies pursuant to ASC 450 involves the existence of a condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future event(s) occur or fail to occur. Additionally, accounting for a loss contingency requires management to assess each event as probable, reasonably possible or remote. Probable is defined as the future event or events are likely to occur. Reasonably possible is defined as the chance of the future event or events occurring is more than remote but less than probable, while remote is defined as the chance of the future event or events occurring is slight. An estimated loss in connection with a loss contingency shall be recorded by a charge to current operations if both of the following conditions are met: first, the amount can be reasonably estimated; and second, the information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements.

The Company has assessed the contingent liability related to the warranties made to investors in our private placement in accordance with ASC 450 – (1) for a period of three years, if the Company issues any shares of Common Stock for less than $2.00 per share or for no consideration (the “Additional Shares”), then the per share price under the Securities Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold (“Guarantee A”); and (2) if the after-tax net income for the fiscal year ending December 31, 2011 is less than the after-tax net income for the fiscal year ending December 31, 2010, or if any Chinese government agency challenges or otherwise takes any action that adversely affects the listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the investors, then the Company must pay to each investor, as liquidated damages, an amount equal to that investor’s purchase price plus compound interest at a rate of 8% (“Guarantee B”).

The Company has determined that the occurrence of the contingency of Guarantee A is remote. The Company expects the operating cash flows are adequate to finance the daily operations and the Company is not required to issue new shares at a price below $2.00. However, the Company may issue new shares at a price below $2.00, when the Company is facing financial distress. Since the Company is unable to estimate the chance of violating Guarantee A, the Company did not disclose the estimated loss. The Company did not violate Guarantee A as of the date of this report. The maximum potential amount of future estimated loss pertinent to Guarantee A is $1,200,000.

The Company has determined that the occurrence of the contingency of Guarantee B is reasonably possible, since the Company’s performance is subjected to impact of economic factors and many other risk factors. In accordance with ASC 450, the Company is required to record a charge to current operations. However, since the Company is unable to estimate the chance of having the after-tax net income for the fiscal year ending December 31, 2011 is less than the after-tax net income for the fiscal year ending December 31, 2010 or those challenges stated above, the Company did not disclose the estimated loss. The Company did not violate Guarantee B as of the date of this report. Guarantee B did not provide the limitation to the maximum potential future payments and it stated that the Company is required to pay investors for violation of Guarantee B, liquidated damages, an amount equal to that investor’s purchase price ($1,200,000) plus compound interest at a rate of 8%.

The Company also considered if the guarantees were accounted for according to ASC 460. Pursuant to ASC 460-10-15-7-i, the guarantees discussed above were excluded from the ASC 460.

14.	CONCENTRATIONS AND RISKS

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

Details of the suppliers accounting for 10% or more of the Company's purchases are as follows:

	Supplier A	Supplier B
For the year ended
December 31, 2010	12%	12%
December 31, 2009	12%	-

As of December 31, 2010 and 2009, the accounts payable for these suppliers were $83,553 and $30,524 respectively.

No single customer accounted for more than 10% of the service revenue for the year ended December 31, 2010 and 2009.

15.	RELATED PARTY TRANSACTIONS

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

16.	SEGMENTS REPORTING

The Company provides three categories of cosmetic services and sells cosmetic products to their clients. The Company operates in one operating segment – professional medical beauty and cosmetic services. The Company’s service revenue includes cosmetic surgery services, professional medical beauty services and cosmetic dentistry services.

The products and services of the Company consist of the following:

For the year ended December 31, 2010 (Consolidated)

	Cosmetic surgery services	Professional medical beauty services	Cosmetic dentistry services	Sales of goods	Total
Reportable
segment revenue	$6,195,516	$4,940,433	$427,427	$609,855	$12,173,231
Revenue from
external customers	6,195,516	4,940,433	427,427	609,855	12,173,231
Segment profit	4,432,783	4,092,606	262,499	381,777	9,169,665

For the year ended December 31, 2009 (Combined)

	Cosmetic surgery services	Professional medical beauty services	Cosmetic dentistry services	Sales of goods	Total
Reportable segment revenue	$4,835,389	$2,998,806	$579,822	$420,656	$8,834,673
Revenue from external customers	4,835,389	2,998,806	579,822	420,656	8,834,673
Segment profit	3,298,610	2,481,378	411,275	257,951	6,449,214

The following table reconciles reportable segment profit to the Company’s consolidated income before taxes for the years ended December 31, 2010 and 2009:

	2010	2009
	(Restated)
	Consolidated	Combined
Segment profit	$9,169,665	$6,449,214
Unallocated amounts:
Cost of goods sold – depreciation	(349,328)	(206,831)
Operating expenses	(7,789,710)	(4,235,182)
Other expenses	(80,930)	(14,643)
Income before taxes	$949,697	$1,992,558

The following exhibits are filed with, and as a part of, this Amendment No. 1 to the Original Annual Report on Form 10-K/A.

List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated June 6, 2010 by and among SN Strategies Corp., China SHESAYS Medical Cosmetology Inc., Perfect Support Limited, Kwai Man Yip, Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Chengdu Boan Investment Management Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on July 26, 2007 (File No. 333-144888))
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
5.1	Opinion of Lionel Sawyer & Collins (incorporated by reference to Exhibit 5.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
10.1	Exclusive Service Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.2	Call Option Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.3	Stockholders’ Voting Rights Proxy Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.4	Equity Pledge Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.5	Stock Purchase Agreement dated June 7, 2010 by and among Leading Pioneer Limited and certain sellers identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.6	Stock Purchase Agreement dated June 7, 2010 by and among Techno Meg Limited and certain sellers identified on the signature pages thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.7	Assignment and Assumption Agreement dated June 7, 2010 between SN Strategies Corp. and Cake Ventures LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8- K filed on June 7, 2010 (File No. 333-144888))
10.8	Entrustment Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited, Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.9	Call Option Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited, Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.10	Entrustment Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited and Yixiang Zhang (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333- 144888))
10.11	Call Option Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited and Yixiang Zhang (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333- 144888))
10.12	Securities Purchase Agreement dated November 5, 2010 by and among China SHESAYS Medical Cosmetology Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.13	Make Good Escrow Agreement dated November 5, 2010 by and among China SHESAYS Medical Cosmetology Inc., Chief Securities Ltd., Techno Meg Limited and Corporate Stock Transfer, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.14	Financial Advisory Services Agreement dated June 12, 2010 by and among Chief Capital Limited and Sichuan SHESAYS Cosmetology Hospital Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.15+	Labor Contract (English Translation) by and between Sichuan SHESAYS Cosmetology Hospital Co., Ltd. and Zhang Yixiang dated January 1, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
23.2	Consent of Lionel Sawyer & Collins (included in Exhibit 5.1)
23.3*	Consent of the Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1*	Certification of the CEO Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2*	Certification of the CFO Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2011

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

By /s/ Yixiang Zhang
Name: Yixiang Zhang
Title: Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated June 6, 2010 by and among SN Strategies Corp., China SHESAYS Medical Cosmetology Inc., Perfect Support Limited, Kwai Man Yip, Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Chengdu Boan Investment Management Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on July 26, 2007 (File No. 333-144888))
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
5.1	Opinion of Lionel Sawyer & Collins (incorporated by reference to Exhibit 5.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
10.1	Exclusive Service Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.2	Call Option Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.3	Stockholders’ Voting Rights Proxy Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.4	Equity Pledge Agreement dated April 27, 2010 by and among Chengdu BOAN Investment Management Co., Ltd., Sichuan SHESAYS Cosmetology Hospital Co., Ltd., Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.5	Stock Purchase Agreement dated June 7, 2010 by and among Leading Pioneer Limited and certain sellers identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.6	Stock Purchase Agreement dated June 7, 2010 by and among Techno Meg Limited and certain sellers identified on the signature pages thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.7	Assignment and Assumption Agreement dated June 7, 2010 between SN Strategies Corp. and Cake Ventures LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8- K filed on June 7, 2010 (File No. 333-144888))
10.8	Entrustment Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited, Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.9	Call Option Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited, Yixiang Zhang, Ning Liu, Xingwang Pu, Wenhui Shao and Bing Fang (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333- 144888))
10.10	Entrustment Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited and Yixiang Zhang (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333-144888))
10.11	Call Option Agreement dated April 27, 2010 by and among Kwai Man Yip, Bondy Nominees Limited, Leading Pioneer Limited, Perfect Support Limited and Yixiang Zhang (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on June 7, 2010 (File No. 333- 144888))
10.12	Securities Purchase Agreement dated November 5, 2010 by and among China SHESAYS Medical Cosmetology Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.13	Make Good Escrow Agreement dated November 5, 2010 by and among China SHESAYS Medical Cosmetology Inc., Chief Securities Ltd., Techno Meg Limited and Corporate Stock Transfer, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.14	Financial Advisory Services Agreement dated June 12, 2010 by and among Chief Capital Limited and Sichuan SHESAYS Cosmetology Hospital Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
10.15+	Labor Contract (English Translation) by and between Sichuan SHESAYS Cosmetology Hospital Co., Ltd. and Zhang Yixiang dated January 1, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
23.2	Consent of Lionel Sawyer & Collins (included in Exhibit 5.1)
23.3*	Consent of the Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1*	Certification of the CEO Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2*	Certification of the CFO Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.