Form 10-Q/A
period 2011-03-31
China SHESAYS Medical Cosmetology Inc.
filed 2011-08-02
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

China Shesays Medical Cosmetology Inc. (the “Company”, “SHESAYS” or “China Shesays”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the "Amended 10-Q") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission (the "SEC") on May 16, 2011 (the "Original 10-Q"). This Amended 10-Q is being filed to amend and restate our consolidated financial statements and related disclosures for the quarter ended March 31, 2011 as discussed in Note 3 to the accompanying restated financial statements.

Background of the Restatement

On July 15, 2011, as a result of the preparation of the responses to comments the Company received from the Securities and Exchange Commission (the “SEC”) in connection with the SEC’s review of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 filed on May 13, 2011, after its communications with the Company’s auditor, the Company determined that the Company’s financial statements for the year ended December 31, 2010, and the three months period ended March 31, 2011 should no longer be relied upon as a result of certain errors regarding: (i) pre-operating expenses wrongly recorded as other current assets; (ii) under-provisions of rental expenses for clinics that had not yet commenced business; (iii) income tax expense for the above items; (iv) foreign currency translation gain or loss for the above items; and (v) an over statement of payments to acquire property and equipment in cash flows from investing activities and increases in other payables and accrued liabilities included in cash flows from operating activities in the statement of cash flows for the year ended December 31, 2010. An explanation of the error and its impact on the Company's financial statements is contained in Note 3 to the financial statements contained in Part I of this report.

Restatement of Other Financial Statements

Along with the filing of this Amended 10-Q, we are concurrently filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2010. The amendment to our Annual Report on Form 10-K is being filed to restate our audited financial statements and related financial information for the year ended December 31, 2010 to correct the errors as set forth above.

Amendments to the Original 10-Q

For the convenience of the reader, this Amended 10-Q sets forth the Original 10-Q, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

  Part I - Item 1. Financial Statements and Notes to Financial Statements;

  Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

  Part II - Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended 10-Q includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original 10-Q is being amended by this Amended 10-Q. The Amended 10-Q continues to speak as of the date of the Original 10-Q, and we have not updated the filing to reflect events occurring subsequently to the Original 10-Q date, other than those associated with the restatement of the Company's financial statements. Accordingly, this Amended 10-Q should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Restated)	(Restated)
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,694,751	$1,029,280
Inventories, net	453,627	521,254
Due from stockholders	-	52,821
Other current assets and prepaid expenses	743,277	626,877
Total Current Assets	2,891,655	2,230,232
PROPERTY AND EQUIPMENT, NET	6,535,425	6,008,198
DEFERRED TAX ASSETS	404,988	389,847

TOTAL ASSETS	$9,832,068	$8,628,277

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$671,814	$725,386
Notes payable	914,620	910,332
Deferred revenue	39,143	24,441
Other payables and accrued liabilities	1,958,938	1,757,975
Income tax payable	1,021,191	706,450
Sales tax payable and other taxes payable	14,471	13,487
Due to stockholders	76,218	-
Total Current Liabilities	4,696,395	4,138,071

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of March 31, 2011 and December 31, 2010 Common stock, $0.001 par value, 65,849,200 shares authorized, 18,600,012 shares issued as of March 31, 2011 and December 31, 2010	18,600	18,600
Additional paid-in capital	2,166,401	2,160,485
Retained earnings
Unappropriated	2,273,220	1,640,050
Appropriated	429,566	429,566
Accumulated other comprehensive income	125,640	109,892
Total China Shesays Stockholders' Equity	5,013,427	4,358,593
Noncontrolling interest	122,246	131,613
Total Equity	5,135,673	4,490,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,832,068	$8,628,277

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Restated)
	Consolidated	Combined
REVENUE
Customer service revenue
Cosmetic surgery services	$1,693,758	$1,623,430
Professional medical beauty services	1,623,916	1,363,437
Cosmetic dentistry services	27,509	140,853
Sales of goods	229,946	120,205
Total Revenue	3,575,129	3,247,925

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(374,705)	(427,300)
Professional medical beauty services	(330,600)	(139,767)
Cosmetic dentistry services	(19,985)	(44,259)
Cost of goods sold	(80,285)	(49,685)
Depreciation	(123,898)	(71,447)
Total Cost of Revenue	(929,473)	(732,458)

GROSS PROFIT	2,645,656	2,515,467

OPERATING EXPENSES
Selling, general and administrative expenses	806,792	457,676
Advertising costs	688,034	396,284
Professional and consultant fees	107,121	28,056
Depreciation	91,292	37,092
Total Operating Expenses	1,693,239	919,108

INCOME FROM OPERATIONS	952,417	1,596,359

OTHER INCOME (EXPENSES)
Other income	7	301
Interest income	171	1,563
Interest expenses	(7,745)	(6,564)
Imputed interest	-	(247)
Other expenses	(23,477)	(52,628)
Total Other Expenses, net	(31,044)	(57,575)

INCOME BEFORE TAXES	921,373	1,538,784
Add (less):
Income tax expenses	(297,542)	(405,120)
NET INCOME	623,831	1,133,664
Net loss attributable to noncontrolling interest	9,339	-

NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	633,170	1,133,664

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gains	15,720	399
Add: foreign currency translation loss attributable to noncontrolling interest	28	-
Foreign currency translation gains attributable to China Shesays common stockholders	15,748	399
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$648,918	$1,134,063
Net income per share-basic and diluted	$0.03	$0.08
Weighted average number of shares outstanding during the period
- basic and diluted	18,600,012	13,500,012

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Restated)
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$623,831	$1,133,664
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation - cost of service revenue	123,898	71,447
Depreciation - operating expenses	91,292	37,092
Deferred income taxes	(13,114)	-
Loss on disposal of property and equipment	482	-
Imputed interest	-	247
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories	69,867	35,508
Other current assets and prepaid expenses	(254,635)	(346,830)
Increase (decrease) in:
Accounts payable	(56,812)	(25,032)
Deferred revenue	14,541	416
Other payables and accrued liabilities	333,707	41,439
Income tax payable	310,453	350,683
Sales tax payable and other taxes payable	918	9,854
Net cash provided by operating activities	1,244,428	1,308,488

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(842,231)	(1,038,655)
Proceeds from disposal of property and equipment	129,171	-
Due from stockholders	52,821	(177,837)
Net cash used in investing activities	(660,239)	(1,216,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	911,799	877,702
Bank loan repaid	(911,799)	(18,285)
Due to a related company	-	(768)
Due to stockholders	75,983	-
Contribution by stockholders	5,916	-
Net cash provided by financing activities	81,899	858,649

EFFECT OF EXCHANGE RATES ON CASH	(617)	210

NET INCREASE IN CASH AND CASH EQUIVALENTS	665,471	950,855

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,029,280	1,371,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,694,751	$2,322,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expenses	$7,745	$6,564
Cash paid for income tax	$203	$54,438

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of March 31, 2011 (restated), the results of operations for the three months ended March 31, 2011 (consolidated) (restated) and 2010 (combined) and cash flows for the three months ended March 31, 2011 (consolidated) (restated) and 2010 (combined). The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the years ended December 31, 2010 (restated) and 2009 appearing in the Company’s Form 10-K/A as filed with the SEC.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 2) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 2). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, the five individuals who owned 90% of Perfect Support, the 100% stockholder of Chengdu Boan also owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and Chengdu Boan consolidates Sichuan Shesays and its subsidiaries in accordance with FASB ASC 805-40-45 and Regulation S-X 3A-02 were accounted for as if the reorganization occurred at the beginning of the first period presented.

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

NOTE 3.	RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS AND PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Restatement of consolidated financial statements

On July 15, 2011, China Shesays (the “Company”) determined that the Company’s financial statements as of March 31, 2011 and for the three months period then ended should no longer be relied upon and should be restated as a result of certain errors contained therein regarding: (i) pre-operating expenses wrongly recorded as other current assets; (ii) under-provisions of rental expenses for clinics not yet commenced business; (iii) income tax expense for the above items; and (iv) foreign currency translation gain or loss for the above items.

As a result, the accompanying consolidated condensed financial statements as of March 31, 2011 and for the three months then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement, balance sheet, cash flow and comprehensive income statement line items affected by the restatements.

The following tables present the condensed consolidated balance sheet, statement of operations and statement of cash flows accounts and financial statement line items as reported herein that were impacted by the restatements:

	As of and for the three months
	period ended March 31, 2011
	As previously
	stated	Adjustments	As restated
Consolidated balance sheet accounts impacted by restatements:
Other current assets and prepaid expenses	$1,812,886	$(1,069,609)	$743,277
Total current assets	3,961,264	(1,069,609)	2,891,655
Deferred tax assets	137,586	267,402	404,988
Total assets	10,634,275	(802,207)	9,832,068
Other payables and accrued liabilities	1,825,048	133,890	1,958,938
Total current liabilities	4,562,505	133,890	4,696,395
Retained earnings - unappropriated	3,184,653	(911,433)	2,273,220
Accumulated other comprehensive income	150,304	(24,664)	125,640
Total China Shesays stockholders' equity	5,949,524	(936,097)	5,013,427
Total equity	6,071,770	(936,097)	5,135,673
Total liabilities and stockholders' equity	10,634,275	(802,207)	9,832,068

Statement of operations accounts impacted by restatements:
Selling, general and administrative expenses	$632,428	$174,364	$806,792
Total operating expenses	1,518,875	174,364	1,693,239
Income from operations	1,126,781	(174,364)	952,417
Income before taxes	1,095,737	(174,364)	921,373
Income tax expenses	(358,799)	61,257	(297,542)
Net income	736,938	(113,107)	623,831
Net income attributable to China Shesays common stockholders	746,277	(113,107)	633,170
Total foreign currency translation gains	19,927	(4,207)	15,720
Foreign currency translation gains attributable to China Shesays common stockholders	19,955	(4,207)	15,748
Comprehensive income attributable to China Shesays common stockholders	766,232	(117,314)	648,918
Net income per share-basic and diluted	0.04	(0.01)	0.03

Statement of cash flows accounts impacted by restatements:
Net income	$746,277	$(122,446)	$623,831
Deferred income taxes	47,994	(61,108)	(13,114)
Minority interest	(9,339)	9,339	-
Increase in other current assets and prepaid expenses	(358,335)	103,700	(254,635)
Increase in other payables and accrued liabilities	263,043	70,664	333,707
Net cash provided by operating activities	1,244,279	149	1,244,428
Effect of exchange rate on cash	(468)	(149)	(617)

NOTE 3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Restatement of previously issued financial statements

On July 15, 2011, the Company determined that the Company’s financial statements as of December 31, 2010 and for the year then ended should no longer be relied upon and should be restated as a result of certain errors contained therein regarding the accounting for: (i) pre-operating expenses wrongly recorded as other current assets; (ii) under-provision of rental expenses for clinics not yet commenced business; (iii) income tax expense for the above items; and (iv) foreign currency translation gain/loss for the above items.

As a result, the accompanying consolidated financial statements as of December 31, 2010 have been restated from the amounts previously reported. The information in the data table below represents only those balance sheet line items affected by the restatements.

The following tables present the consolidated balance sheet and financial statement line items as reported herein that were impacted by the restatements:

	As of December 31, 2010
	As
	previously		As
	stated	Adjustments	restated

Consolidated balance sheet accounts impacted by restatements:
Other current assets and prepaid expenses	$1,446,837	$(819,960)	$626,877
Total current assets	3,050,192	(819,960)	2,230,232
Deferred tax assets	184,857	204,990	389,847
Total assets	9,243,247	(614,970)	8,628,277
Other payables and accrued liabilities	1,554,162	203,813	1,757,975
Total current liabilities	3,934,258	203,813	4,138,071
Retained earnings - unappropriated	2,438,376	(798,326)	1,640,050
Accumulated other comprehensive income	130,349	(20,457)	109,892
Total stockholders' equity	5,177,376	(818,783)	4,358,593
Total China Shesays equity	5,308,989	(818,783)	4,490,206
Total liabilities and stockholders' equity	9,243,247	(614,970)	8,628,277

NOTE 4	PRINCIPLES OF CONSOLIDATION / COMBINATION

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiaries, Leshan Jiazhou Shesays , Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interests represent the noncontrolling stockholders’ 20% proportionate share of the results of Yibin Shesays.

The accompanying unaudited condensed combined financial statements for the three months ended March 31, 2010 include the financial statements of China Shesays and its contractually controlled affiliate, Sichuan Shesays for the three months ended March 31, 2010.

All significant inter-company balances and transactions have been eliminated in consolidation / combination.

NOTE 5	USE OF ESTIMATES

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

Management estimated that the risk of loss in respect of the Company’s current ownership structure or the contractual arrangements is remote.

NOTE 6	RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

NOTE 7	VARIABLE INTEREST ENTITIES

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

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of March 31, 2011, Sichuan Shesays and its subsidiaries had total assets of $9,605,885 (restated) and total liabilities of $5,305,554 (restated). As of December 31, 2010, Sichuan Shesays and its subsidiaries had total assets of $7,621,593 (restated) and total liabilities of $4,059,585 (restated).

NOTE 8	PRIVATE PLACEMENT

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

NOTE 9	INVENTORIES, NET

	March 31,	December 31,
	2011	2010
	(Unaudited)
Medical materials	$306,920	$386,634
Finished goods - merchandise	146,707	134,620
Less: Provision for obsolescence	-	-
	$453,627	$521,254

NOTE 10	OTHER CURRENT ASSETS AND PREPAID EXPENSES

	March 31,	December 31,
	2011	2010
	(Restated)	(Restated)
	(Unaudited)
Other receivables	$95,945	$79,290
Advances to staff	94,198	-
Advances to suppliers	64,239	98,574
Prepaid expenses	488,895	449,013
	$743,277	$626,877

NOTE 11	PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2011	2010
	(Unaudited)
Buildings	$112,330	$111,804
Leasehold improvements	1,335,449	1,314,016
Medical equipment	3,349,850	3,319,221
Motor vehicles	162,549	290,751
Office equipment	581,021	582,302
Deposits paid for property and equipment	2,298,250	1,482,309
	7,839,449	7,100,403
Less: Accumulated depreciation	(1,304,024)	(1,092,205)
	$6,535,425	$6,008,198

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $215,190 and $108,539 respectively.

As of March 31, 2011 and December 31, 2010, included in deposits paid for property and equipment are advance payments of renovation costs paid on behalf of the subsidiary which is still in the process of incorporation amounting to $2,298,250 and $1,482,309 respectively.

NOTE 12	NOTES PAYABLE

Notes payable consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Note payable to a bank, interest rate of 5% per annum, guaranteed by a third party, a director and a director's spouse, due March 2012	$914,620	$-

Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, due February 2011	-	910,332
	$914,620	$910,332

Interest expense paid for the three months ended March 31, 2011 and 2010 were $7,745 and $6,564 respectively.

The guarantee provided by the third party is secured by the buildings of the Company with net book value totaling $99,226 as of March 31, 2011. Fees paid to the third party guarantor for the three months ended March 31, 2011 and 2010 was $20,971 and $17,554 respectively.

NOTE 13	OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31,	December 31,
	2011	2010
	(Restated)	(Restated)
	(Unaudited)
Other payables	$554,139	$599,724
Deposits from customers	252,209	231,390
Deposits from membeship reward program	304,095	277,010
Accrued liability for membership reward program	87,147	18,586
Accrued liabilities	761,348	631,265
	$1,958,938	$1,757,975

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Included in other payables are equipment and renovation costs totaling $317,991 and $363,333 owed to suppliers as of March 31, 2011 and December 31, 2010 respectively.

NOTE 14	INCOME TAX

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

The income tax expenses for the three months ended 2011 and 2010 are summarized as follows:

	(Unaudited)
	For the three months ended
	2011	2010
	(Restated)
Current - PRC	$310,656 $	405,120
Deferred - PRC	(13,114)	-
	$297,542 $	405,120

The tax effects of significant items comprising deferred tax assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(Restated)	(Restated)
	(Unaudited)
Deferred tax assets:
Property related, net	$(50,757)	$67,034
Deferred revenue	68,299	42,981
Pre-operating expenses	267,402	204,990
Accrued liabilities	88,401	57,724
Tax losses	31,643	17,118
Total deferred tax assets	$404,988	$389,847

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the three months ended March 31, 2011 and 2010 is as follows:

	(Unaudited)
	For the three months ended
	2011	2010
	(Restated)
Income before taxes	$921,373	$1,538,784

Computed at PRC tax rate of 25%	$230,343	$384,696
Expenses not deductible for tax purposes	45,021	-
Others	22,178	20,424
Total	$297,542	$405,120

NOTE 15	WARRANTS

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

NOTE 16	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of March 31, 2011 and December 31, 2010, the Company had commitments for capital expenditures on acquisition of property and equipment amounting to approximately $1,933,000 and $1,610,000 respectively.

(b)	Operating leases commitment

The Company leases clinic spaces and staff quarters from third parties under fifty-five separate operating leases which expire between April 9, 2011 and January 1, 2020.

As of March 31, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending March 31
2011	$1,714,692
2012	1,698,683
2013	1,668,915
2014	1,655,972
2015	1,417,512
Thereafter	356,330
Total	$8,512,104

(c)	Loss contingencies

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

The Company has determined that the occurrence of the contingency of Guarantee A is remote. The Company expects the operating cash flows are adequate to finance the daily operations and the Company is not required toissue new shares at a price below $2.00. However, the Company may issue new shares at a price below $2.00, when the Company is facing financial distress. Since the Company is unable to estimate the chance of violating Guarantee A, the Company did not disclose the estimated loss. The Company did not violate Guarantee A as of the date of this report. The maximum potential amount of future estimated loss pertinent to Guarantee A is $1,200,000.

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

NOTE 17	DEFINED CONTRIBUTION RETIREMENT PLANS

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

NOTE 18	RELATED PARTY TRANSACTIONS

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

NOTE 19	CONCENTRATIONS AND RISKS

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

For three months ended March 31, 2011, we generated revenues of $3,575,129, which represents a growth of 10.1% compared to $3,247,925 for three months ended March 31, 2010. This increase in revenue is attributed to our increased sale to the existing and new customers in 2011. During the first quarter of 2011, 7,181 customers visited our hospital and clinics, compared to 7,296 in the first quarter of 2010, and we provided services to 4,620 and 4,285 customers in the first quarter of 2011 and 2010, respectively. Our net income decreased from $1,133,664 for the three months ended March 31, 2010 to $633,170 for the three months ended March 31, 2011, a 44.1% decline. The decrease in net income was mainly due to our increased marketing efforts and expense related to maintenance cost of listing on OTCBB.

Our business operates in China and financial statements are denominated in Chinese Renminbi (RMB), but we report our financial results in our SEC filings in U.S. dollars. The conversion of our financial statements from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” because it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For three months ended March 31, 2011 and 2010, we recorded foreign currency translation gains of $15,720 and $399 respectively.

Results of Operations

Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010:

	Three months ended
	March 31,		$	%
	2011	2010	Change	Change
Revenue	$3,575,129	$3,247,925	$327,204	10.1%
Cost of revenue	929,473	732,458	197,015	26.9%
Gross profit	2,645,656	2,515,467	130,189	5.2%
Operation expenses	1,693,239	919,108	774,131	84.2%
Total other income (expenses)	(31,044)	(57,575)	26,531	-46.1%
Income from operations before tax	921,373	1,538,784	(617,411)	-40.1%
Income tax expenses	297,542	405,120	(107,578)	-26.6%
Net income attributable to SHESAYS stockholders	633,170	1,133,664	(500,494)	-44.1%
Foreign currency translation gain	15,720	399	15,321	3,839.8%
Comprehensive income attributable to SHESAYS stockholders	648,918	1,134,063	(485,145)	-42.8%

Total Revenues

Total revenues for the three months ended March 31, 2011 increased by approximately $0.3 million or 10.1% to $3.6 million as compared to $3.2 million for the three months ended March 31, 2010. Our revenue growth was driven by continued efforts to attract new customers at three clinics in Leshan, Yibin and Zigong. We did not increase our prices from period to period.

Compared to the same period of 2010, cosmetic surgery service revenue increased 4.3% to $1.7 million, professional medical beauty service revenue increased 19.1% to $1.6 million, cosmetic dentistry service revenue decreased 80.5% to $27,509 and sales of goods increased 91.3% to $0.2 million. We have been enhancing marketing of professional medical beauty service as well as efforts on sales of goods which have higher year-over-year increases.

REVENUES	Three Months Ended March 31
	2011	2010	Increase/	%
(in US dollars)			(Decrease)	Change
Cosmetic surgery services	$1,693,758	$1,623,430	$70,328	4.3%
Professional medical beauty services	1,623,916	1,363,437	260,479	19.1%
Cosmetic dentistry services	27,509	140,853	(113,344)	-80.5%
Sales of goods	229,946	120,205	109,741	91.3%
Total revenue	$3,575,129	$3,247,925	$327,204	10.1%

For the first quarter of 2011, revenues of our current headquarter hospital increased by 0.7% to $3.3 million, from $3.2 million in the first quarter of 2010. Three new clinics launched in the second half of 2010 contributed approximately $0.3 million to revenues.

	Three Months Ended
	March 31,
	2011		2010
Location
Sichuan Shesays	$3,269,864	91.5%	$3,247,925	100.0%
Leshan Jiazhou Shesays	129,673	3.6%	-	-
Yibin Shesays	96,978	2.7%	-	-
Zigong Shesays	78,614	2.2%	-	-
Total revenue	$3,575,129	100.0%	$3,247,925	100.0%

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2011 was $0.9 million, an increase of $0.2 million, or 26.9% from $0.7 million for the three months ended March 31, 2010. The increase in cost of revenue in 2010 was due to the increase in customer service revenue. In addition, we had a promotion for a specific medical beauty service during the first quarter of 2011 which has higher costs of revenue compared to other services. Cost of revenue as a percentage of revenue increased from 22.6% to 26.0% as compared to the prior comparative period due to cost of revenues for professional medical beauty service increased by $0.2 million or 136.5% from $0.1 million to $0.3 million.

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

Operating Expenses

Our operating expenses increased by approximately $0.8 million to $1.7 million for the three months ended March 31, 2011 from $0.9 million for the same period of the previous year. This 84.2% increase was mainly attributable to the increase in the expense associated with advertising activities and professional and consultant fees related to the listing on OTCBB, as well as pre-operating expenses of our new flagship hospital.

Other Income (Expense):

Other expense for the three months ended March 31, 2011 was $31,044 compared to other expenses of $57,575 for the same period of the previous year. The decrease was mainly due to the bank charges of $23,460 for the load we secured in the first quarter of 2010.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $0.5 million for the three months ended March 31, 2011, as compared with $1.1 million for the three months ended March 31, 2010. The decrease in net income was mainly attributed to the significant increase of operating expenses in the three months ended March 31, 2011.

Foreign currency translation gains

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $15,720 for the three months ended March 31, 2011, as compared with $399 for the three months ended March 31, 2010. The increase is due to currency exchange fluctuation of Chinese RMB to US Dollars for the period.

Comprehensive Income attributable to the common stockholders

As a result of the factors described above, we had comprehensive income attributable to the common stockholders in the amount of $0.6 million for the three months ended March 31, 2011, as compared with $1.1 million for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2011, that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $1.7 million. We had a working capital deficit of $1.8 million, that is, our current assets were $2.9 million and our current liabilities were $4.7 million as of March 31, 2011. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern. However, we believe that our strong net cash flow from operating activities, cost reduction and delay on capital expenditure will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months.

Total stockholders' equity as of March 31, 2011 was $5.1 million. The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	March 31,
(in US dollars)	2011	2010
Net cash provided by operating activities	$1,244,428	$1,308,488
Net cash used in investing activities	(660,239)	(1,216,492)
Net cash provided by financing activities	81,899	858,649
Effect of exchange rates on cash	(617)	210
Net increase in cash and cash equivalents	665,471	950,855
Cash and cash equivalents – beginning of period	1,029,280	1,371,732
Cash and cash equivalents – end of period	1,694,751	2,322,587

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

Financing Activities

Cash provided in financing activities was $81,899 for the three months ended March 31, 2011 as compared to $0.9 million provided by financing activities for the three months ended March 31, 2010. The decrease was mainly due to a bank loan of $0.9 million was secured in the first quarter of 2010 while there was no new bank loan obtained in the first quarter of 2011.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, as well as bank loans, will be sufficient to meet our working capital requirement for our current operations. However, in order to fully implement our business plan and continue our growth, we will require additional capital either from our stockholders or from outside sources.

PART II - OTHER INFORMATION

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

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

Date: August 2, 2011	By: /s/ Yixiang Zhang
Name: Yixiang Zhang
Title: Chief Executive Officer and Chairman

Date: August 2, 2011	By: /s/ Wenbin Zhu
Name: Wenbin Zhu
Title: Chief Financial Officer