Form 10-Q
period 2011-06-30
China SHESAYS Medical Cosmetology Inc.
filed 2011-08-19
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes [   ] No [X]

As of August 19, 2011, there were a total of 18,600,012 shares of the registrant’s common stock outstanding, $0.001 par value.

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.591 for its December 31, 2010 audited balance sheet, and $1 = RMB 6.4635 for its June 30, 2011 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.5378 is used for the condensed consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the six months ended June 30, 2011, and $1= RMB 6.83474 is used for the condensed consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the six months ended June 30, 2010; both of which were based on the average currency conversion rate for each respective period.

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

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to those concerning our future financial performance, our corporate strategy and operational plans. Our forward-looking statements are based on our current expectations and beliefs concerning future developments, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenue or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.”

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

iii

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

(“CHINA SHESAYS”) AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

(“CHINA SHESAYS”) AND SUBSIDIARIES

CONTENTS

Pages
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited) (Restated)	F-1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010	F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	F-3
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F4 – F14

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
		(Restated)
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$780,882	$1,029,280
Restricted cash	386,787	-
Inventories, net	499,495	521,254
Due from stockholders	-	52,821
Other current assets and prepaid expenses	884,233	626,877
Total Current Assets	2,551,397	2,230,232

PROPERTY AND EQUIPMENT, NET	7,583,383	6,008,198
DEFERRED TAX ASSETS	554,716	389,847

TOTAL ASSETS	$10,689,496	$8,628,277

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$514,933	$725,386
Notes payable	1,759,109	910,332
Deferred revenue	44,948	24,441
Other payables and accrued liabilities	1,677,411	1,757,975
Income tax payable	815,877	706,450
Sales tax payable and other taxes payable	14,291	13,487
Total Current Liabilities	4,826,569	4,138,071

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,600,012 shares issued as of June 30, 2011 and December 31, 2010	18,600	18,600
Additional paid-in capital	2,166,401	2,160,485
Retained earnings
Unappropriated	2,944,060	1,640,050
Appropriated	429,566	429,566
Accumulated other comprehensive income	200,712	109,892
Total China Shesays Stockholders' Equity	5,759,339	4,358,593

Noncontrolling interest	103,588	131,613
Total Equity	5,862,927	4,490,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,689,496	$8,628,277

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

REVENUE
Customer service revenue
Cosmetic surgery services	$1,530,619	$1,428,536	$3,224,377	$3,051,966
Professional medical beauty services	2,441,374	1,125,457	4,065,290	2,488,894
Cosmetic dentistry services	28,879	91,105	56,388	231,958
Sales of goods	211,402	119,652	441,348	239,857
Total Revenue	4,212,274	2,764,750	7,787,403	6,012,675

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(215,550)	(479,840)	(590,255)	(907,140)
Professional medical beauty services	(409,718)	(216,160)	(740,318)	(355,927)
Cosmetic dentistry services	(20,116)	(34,051)	(40,101)	(78,310)
Cost of goods sold	(76,343)	(2,277)	(156,628)	(51,962)
Depreciation	(125,651)	(74,820)	(249,549)	(146,267)
Total Cost of Revenue	(847,378)	(807,148)	(1,776,851)	(1,539,606)

GROSS PROFIT	3,364,896	1,957,602	6,010,552	4,473,069

OPERATING EXPENSES
Selling, general and administrative expenses	1,485,863	804,233	2,292,655	1,261,909
Advertising costs	961,155	288,435	1,649,189	684,719
Professional and consultant fees	88,642	350,850	195,763	378,906
Depreciation	95,148	40,981	186,440	78,073
Total Operating Expenses	2,630,808	1,484,499	4,324,047	2,403,607

INCOME FROM OPERATIONS	734,088	473,103	1,686,505	2,069,462

OTHER INCOME (EXPENSES)
Other income	21	316	28	617
Interest income	375	1,027	546	2,590
Interest expenses	(18,127)	(15,042)	(25,872)	(21,606)
Imputed interest	-	-	-	(247)
Other expenses	(1,692)	(22,341)	(25,169)	(74,969)
Total Other Expenses, net	(19,423)	(36,040)	(50,467)	(93,615)

INCOME FROM OPERATIONS BEFORE TAXES	714,665	437,063	1,636,038	1,975,847
Less:
Income tax expenses	(62,192)	(106,953)	(359,734)	(512,073)
NET INCOME	652,473	330,110	1,276,304	1,463,774
Net loss attributable to noncontrolling interest	18,367	-	27,706	-
NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	670,840	330,110	1,304,010	1,463,774

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain	75,101	15,577	90,821	15,976
Less: foreign currency translation gain attributable to noncontrolling interest	(347)	-	(319)	-
Foreign currency translation gain attributable to China Shesays common stockholders	74,754	15,577	90,502	15,976
COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$745,594	$345,687	$1,394,512	$1,479,750

Net income per share-basic and diluted	$0.04	$0.02	$0.07	$0.10

Weighted average number of shares outstanding during the period - basic and diluted	18,600,012	14,736,279	18,600,012	14,121,561

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,276,304	$1,463,774
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation - cost of revenue	249,549	146,267
Depreciation - operating expenses	186,440	78,073
Deferred income taxes	(157,178)	-
Loss on disposal of property and equipment	1,053	8,235
Imputed interest	-	247
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories, net	31,679	29,969
Other current assets and prepaid expenses	(242,572)	(771,729)
Increase (decrease) in:
Accounts payable	(222,207)	(49,427)
Deferred revenue	19,797	(2,315)
Other payables and accrued liabilities	116,108	143,291
Income tax payable	94,407	456,730
Sales tax payable and other taxes payable	532	3,629
Net cash provided by operating activities	1,353,912	1,506,744

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(386,787)	-
Purchase of property and equipment	(2,237,047)	(412,775)
Deposits paid for acquiring property and equipment	-	(1,443,577)
Proceeds from disposal of property and equipment	130,013	-
Long term prepaid expenses	-	(1,068,878)
Due from stockholders	52,821	(52,821)
Net cash used in investing activities	(2,441,000)	(2,978,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	1,739,117	877,868
Bank loan repaid	(917,740)	(36,578)
Due to a related company	-	(20,563)
Contribution by stockholders	5,916	50,000
Net cash provided by financing activities	827,293	870,727

EFFECT OF EXCHANGE RATES ON CASH	11,397	3,107

NET DECREASE IN CASH AND CASH EQUIVALENTS	(248,398)	(597,473)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,029,280	1,371,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$780,882	$774,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$25,872	$21,606
Cash paid for income tax	$423,456	$55,343

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

$137,417 of purchases of property and equipment represent payables to vendors. These transactions are considered as major non-cash transactions for the six months period ended June 30, 2011.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and consolidated cash flows for the six months ended June 30, 2011 and 2010. The consolidated results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the years ended December 31, 2010 (restated) and 2009 appearing in the Company’s Form 10-K/A as filed with the SEC on August 2, 2011.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 7) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 7). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support and the 100% stockholder of Chengdu Boan owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and Chengdu Boan consolidates Sichuan Shesays and its subsidiaries in accordance with FASB ASC 805-40-45 and Regulation S-X 3A-02 were accounted for as if the reorganization occurred at the beginning of the first period presented.

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

NOTE 3	RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiaries, Leshan Jiazhou Shesays , Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interest represents the noncontrolling stockholders’ 20% proportionate share of the results of Yibin Shesays.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 5	USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidation financial statements and the reported amounts of revenue and expenses during the reporting period.

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

In July 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”, which requires that certain health care entities change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). In addition, the amendments also require enhanced disclosure about policies for recognizing revenue and assessing bad debts and disclosures of qualitative and quantitative information about changes in the allowance for doubtful accounts. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. Management currently expects that this ASU will not have a material impact on the Company’s consolidated financial statements.

Other than ASU 2011-07, there have been no significant changes in accounting pronouncements as compared to the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 is less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the investors, then the Company must pay to each investor, as liquidated damages, an amount equal to that investor’s purchase price plus compound interest at a rate of 8%. In addition, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2 per share or for no consideration (the “Additional Shares”), then the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of June 30, 2011, the Company believes that it is not probable that the Company will issue any shares of common stock at a price less than $2 per share; the Company’s after-tax net income for the fiscal year ending December 31, 2011 will be less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there will be Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities. Accordingly, the Company has not accrued for any liquidated damages.

Make good escrow

In connection with the private placement, a majority stockholder of the Company together with the Company entered into a make good escrow agreement with the investors, pursuant to which a total of 600,000 shares of common stock of the Company owned by the majority stockholder were placed with an escrow agent to secure the Company’s obligation under the Purchase Agreement. If the Company fails to achieve $6,400,000 net after tax income for the fiscal year ending December 31, 2011, the majority stockholder of the Company is obligated to transfer 600,000 shares of common stock of the Company to the investors as additional consideration under the private placement.

Warrants

In November 2010, the Company issued a warrant to a financial advisor to purchase 48,000 shares of common stock of the Company at an exercise price of $2 per share. The warrant is exercisable any time from the date of issue to June 2012.

NOTE 9	EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the three and six months period ended June 30, 2011, all 48,000 outstanding warrants have been excluded from the calculation of diluted earnings per share since their effect was anti-dilutive. For the three and six months ended June 30, 2011, there were no potentially dilutive securities.

NOTE 10	CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. Bank deposits held as collateral for the Company’s bank loans are reported as restricted cash and are not included with cash or cash equivalents on the balance sheet until the lien against such bank deposits has been released.

NOTE 11	INVENTORIES, NET

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Medical materials	$361,314	$386,634
Finished goods – merchandise	138,181	134,620
Less: Provision for obsolescence	-	-
	$499,495	$521,254

NOTE 12	OTHER CURRENT ASSETS AND PREPAID EXPENSES

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
		(Restated)

Other receivables	$459,193	$79,290
Advances to suppliers	109,687	98,574
Prepaid expenses	315,353	449,013
	$884,233	$626,877

NOTE 13	PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Buildings	$114,009	$111,804
Leasehold improvements	1,339,937	1,314,016
Medical equipment	3,447,220	3,319,221
Motor vehicles	164,979	290,751
Office equipment	587,799	582,302
Deposits paid for property and equipment	3,468,363	1,482,309
	9,122,307	7,100,403
Less: Accumulated depreciation	(1,538,924)	(1,092,205)
	$7,583,383	$6,008,198

Depreciation expenses for the three and six months ended June 30, 2011 and 2010 were $220,799, $115,801, $435,989 and $224,340 respectively.

As of June 30, 2011 and December 31, 2010, included in deposits paid for property and equipment are advance payments of renovation costs paid on behalf of the subsidiary which is still in the process of incorporation amounting to $3,468,363 and $1,482,309 respectively.

NOTE 14	NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, a director and his spouse, due in March 2012	$928,290	$-
Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, a director, his spouse and charges on the Company’s restricted cash, due in April 2012	366,674	-
Note payable to a bank, interest rate of 7.572% per annum, guaranteed by a third party, a director and his spouse, due in June 2012	464,145	-
Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, a director and his spouse, due in February 2011	-	910,332
	$1,759,109	$910,332

Interest expense paid for the three and six months ended June 30, 2011 and 2010 were $18,127, $15,042, $25,872 and $21,606 respectively.

The guarantee provided by the third party is secured by buildings of the Company with net book value totaling $99,226 as of June 30, 2011. Fees paid to the third party guarantor for the three and six months ended June 30, 2011 and 2010 was $0, $0, $21,108 and $17,554 respectively.

NOTE 15	OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
		(Restated)

Other payables	$152,744	$599,724
Deposits from customers	302,927	231,390
Deposits from membership reward program	346,024	277,010
Accrued liability for membership reward program	161,542	18,586
Accrued liabilities	714,174	631,265
	$1,677,411	$1,757,975

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Included in other payables are equipment and renovation costs totaling $138,997 and $363,333 owed to suppliers as of June 30, 2011 and December 31, 2010 respectively.

NOTE 16	INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Shesays was incorporated in the United States and has incurred operating loss as for income tax purposes for the six months ended June 30, 2011 and 2010. As of June 30, 2011, China Shesays had federal and state net operating loss carry forwards of approximately $177,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of June 30, 2011, the Company’s PRC subsidiaries have total tax losses of $270,596 which will be expired on December 31, 2015.

The income tax expenses for the six months ended 2011 and 2010 are summarized as follows:

	For the six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Current – PRC	$516,912	$512,073
Deferred - PRC	(157,178)	-
	$359,734	$512,073

The tax effects of significant items comprising deferred tax assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
		(Restated)
Deferred tax assets:
Property related, net	$(40,957)	$67,034
Deferred revenue	94,960	42,981
Pre-operating expenses	224,546	204,990
Accrued liabilities	208,520	57,724
Tax losses	67,647	17,118
	$554,716	$389,847

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the six months ended June 30, 2011 and 2010 is as follows:

	For the six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Income before taxes	$1,636,038	$1,975,847

Computed at PRC tax rate of 25%	$409,010	$493,962
Over-provision in prior year	(300,933)	-
Non-deductible expenses	251,657	18,111
	$359,734	$512,073

NOTE 17	WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of June 30, 2011, no warrants have been exercised or cancelled.

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

NOTE 18	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of June 30, 2011 and December 31, 2010, the Company had commitments for capital expenditures on acquisition of property and equipment amounting to approximately $2,012,000 and $1,610,000 respectively.

(b)	Rental leases commitment

The Company leases clinic spaces and staff quarters from third parties under fifty-five separate operating leases which expire between August 30, 2011 and January 1, 2020.

As of June 30, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending June 30,
2011	$1,605,912
2012	1,568,904
2013	1,541,755
2014	1,497,404
2015	998,689
Thereafter	310,728
$7,523,392

(c)	Loss contingencies

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

NOTE 19	DEFINED CONTRIBUTION RETIREMENT PLANS

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

Contributions to defined contribution retirement plan for the three and six months periods ended June 30, 2011 and 2010 were $78,060, $38,282, $140,807 and $74,219 respectively.

NOTE 20	RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, certain stockholders owed the Company $0 and $52,821 respectively which are unsecured, interest free and repayable on demand. These amounts were advanced prior to the reverse merger and were fully repaid in January 2011.

During the three and six months ended June 30, 2011 and 2010, total imputed interest expenses recorded as additional paid-in capital amounted to $0, $0, $0 and $247 respectively.

NOTE 21	CONCENTRATIONS AND RISKS

As of June 30, 2011 and December 31, 2010, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

As of June 30, 2011 and December 31, 2010, financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents of $796,435 and $925,639 respectively. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

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

SHESAYS was established in May 2005 and specializes in cosmetology treatments, integrating medical treatment and education. At present, we have such core clinical departments such as cosmetic surgery, cosmetic dermatology, cosmetic dentistry and cosmetic Traditional Chinese Medicine (“TCM”). Services provided by the cosmetic surgery department include eye shaping, facial contour, rhinoplasty, face shaping, wrinkles elimination, breast surgery, chiloplasty, liposuction slimming, ear reshaping, gynecology/male plastic surgery. The cosmetic dermatology department provides services such as laser depilation, acne/pock removal, facelift and wrinkle decrease, laser whitening, pore minimizing, skin rejuvenation. Cosmetic dentistry includes the services of optical fluoride whitening, repair of uneven denture, porcelain teeth/cercon, orthodontic treatment, comfortable painless teeth cleaning, complex tooth extraction face-lift surgery, orthodontic caries-prevention and correction for children, adult invisible orthodontics. Traditional Chinese Medicine, also known as TCM, is the medical theory and practices of Chinese culture, especially herbal medicine, acupuncture and osteopathy, for preventing or treating illness, or promoting health and well-being. Cosmetic TCM is to use traditional Chinese medicine, such as acupuncture and moxibustion, to provide cosmetic service, such as to dispel freckle, reduce weight, as well as to enhance the endocrine system. The major difference of Chinese medicine from Western medicine is that it focuses on "health" rather than on "healing" as Chinese medicine promotes overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness.

Headquartered in Chengdu, Sichuan province, P.R. China, SHESAYS aims to expand its business outside of Chengdu. In 2010, SHESAYS established three new outpatient clinics in the cities of Yibin, Leshan and Zigong, Sichuan province, and is constructing a new flagship hospital, a comprehensive cosmetology hospital in Chengdu.

For three months ended June 30, 2011, we generated revenues of $4.2 million, which represents a growth of 52.4% compared to $2.8 million for three months ended June 30, 2010. This increase in revenue is attributed to service fee income and sales generated from three new clinics in Leshan, Yibin and Zigong launched in the second half of 2010, and continued efforts to attract more customers to our current headquarter hospital in Chengdu. During the second quarter of 2011, a total of 7,240 customers visited our hospital and clinics, compared to 5,852 in the second quarter of 2010, and we provided services to 4,838 and 3,701 customers in the second quarter of 2011 and 2010, respectively. Our net income increased 97.7% from $0.3 million for the three months ended June 30, 2010 to $0.7 million for the three months ended June 30, 2011. The increase in net income was mainly due to increase of revenue in the three months ended June 30, 2011.

Our business operates in China and financial statements are denominated in RMB, but we report our financial results in our SEC filings in US$. The conversion of our financial statements from RMB to US$ results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet, while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income”. For three months ended June 30, 2011 and 2010, we recorded foreign currency translation gain of $75,101 and $15,577 respectively.

Results of Operations

Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010:

	Three Months Ended June 30,		$	%
	2011	2010	Change	Change
Total revenue	$4,212,274	$2,764,750	$1,447,524	52.4%
Cost of revenue	847,378	807,148	40,230	5.0%
Gross profit	3,364,896	1,957,602	1,407,294	71.9%
Operating expenses	2,630,808	1,484,499	1,146,309	77.2%
Total other income (expenses)	(19,423)	(36,040)	16,617	-46.1%
Income from operations before taxes	714,665	437,063	277,602	63.5%
Income tax expenses	62,192	106,953	(44,761)	-41.9%
Net income attributable to CHINA SHESAYS
common stockholders	670,840	330,110	340,730	103.2%
Foreign currency translation gain	75,101	15,577	59,524	382.1%
Comprehensive income attributable to
CHINA SHESAYS common stockholders	745,594	345,687	399,907	115.7%

Total Revenue

Total revenue for the three months ended June 30, 2011 increased by approximately $1.4 million or 52.4% to $4.2 million as compared to $2.8 million for the three months ended June 30, 2010. Our revenue growth during the period was driven by the sales and service fee income generated from three new clinics in Leshan, Yibin and Zigong launched in the second half of 2010, and continued efforts to attract more customers to our headquarter hospital in Chengdu. We did not increase our service prices from period to period.

REVENUE	Three Months Ended June 30,
	2011	2010	$	%
			Change	Change
Cosmetic surgery services	$1,530,619	$1,428,536	$102,083	7.1%
Professional medical beauty services	2,441,374	1,125,457	1,315,917	116.9%
Cosmetic dentistry services	28,879	91,105	(62,226)	-68.3%
Sales of goods	211,402	119,652	91,750	76.7%
Total revenue	$4,212,274	$2,764,750	$1,447,524	52.4%

Compared to the same period in 2010, cosmetic surgery service revenue increased 7.1% to $1.5 million, professional medical beauty service revenue increased 116.9% to $2.4 million, cosmetic dentistry service revenue decreased 68.3% to $28,879 and sales of goods increased 76.7% to $0.2 million. We have been focusing on professional medical beauty service by increasing marketing efforts and advertising expenses. In the three months ended June 30, 2011, we introduced several new professional medical beauty services which generated incremental revenue growth during the period.

	Three Months Ended June 30,
	2011		2010
Location
Sichuan Shesays	$3,853,738	91.5%	$2,764,750	100.0%
Leshan Jiazhou Shesays	149,019	3.5%	-	-
Yibin Shesays	149,108	3.5%	-	-
Zigong Shesays	60,409	1.5%	-	-
Total revenue	$4,212,274	100.0%	$2,764,750	100.0%

For the second quarter of 2011, revenue of our current headquarter hospital increased by 39.4% to $3.9 million, from $2.8 million in the second quarter of 2010. Three new clinics launched in the second half of 2010 contributed approximately $0.4 million to revenue.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2011 was $0.8 million, a slight increase of 5.0% compared to the three months ended June 30, 2010. The increase in cost of revenue in 2011 was due to the increase in revenue. Cost of revenue as a percentage of revenue decreased from 29.2% to 20.1% as compared to the prior comparative period. Cost of revenue for cosmetic surgery services decreased by $0.3 million or 55.1% from $0.5 million to $0.2 million. In the three months ended June 30, 2010, we focused on marketing of several cosmetic surgery services which utilize less products compared with other cosmetic surgery services and, thus, have a lower overall cost of sales as a percentage to revenue compared to the same period of the previous year. Cost of revenue for professional medical beauty services increased by $0.2 million or 89.5% from $0.2 million to $0.4 million and cost of revenue for cosmetic dentistry services decreased from $34,051 to $20,116. Cost of goods sold increased from $2,277 to $76,343 as a result of increased sales of goods in the three months ended June 30, 2011.

Gross Profit

As a result of the above, we achieved gross profit of approximately $3.4 million for the three months ended June 30, 2011, compared to approximately $2.0 million for the same period of the previous year, representing an approximately 71.9% period to period increase. The increase in gross profit was mainly due to our expansion of facilities, the increasing number of customers and the new services we provided. Our overall gross profit margin as a percentage of revenue was 79.9% for the three months ended June 30, 2011 compared to 70.8% of the same period of the previous year. The gross margin increased by 9.1% due to increased marketing efforts on more profitable services such as cosmetic injection services and faster growth from new services which carry higher gross margin in the three months ended June 30, 2011. During the second quarter of 2011, we launched a promotion of our newly introduced services mainly professional medical beauty services. During the second quarter of 2011, we decreased our marketing efforts on our dentistry service. In addition, our dentistry service faced strong competition in Sichuan from other clinics, which provided comprehensive dentistry services with very competitive prices. As a result, our gross profit for cosmetic surgery services increased by $0.4 million or 38.6% from $0.9 million to $1.3 million, gross profit for professional medical beauty services increased by $1.1 million or 123.4% from $0.9 million to $2.0 million, gross profit for cosmetic dentistry services decreased by $48,291 or 84.6% from $57,054 to $8,763, and gross profit for sales of goods increased by $17,684 or 15.1% from $117,375 to $135,059.

Operating Expenses

Our operating expenses increased by approximately $1.1 million to $2.6 million for the three months ended June 30, 2011 from $1.5 million for the same period of the previous year. This 77.2% increase was mainly attributable to the increase in advertising and promotional efforts including billboards, newsprints and in-store advertising to drive sales and service revenue in existing and new customers, and increase of salary and compensation expenses, as well as pre-operating expenses of our new flagship hospital.

Total Other Income (Expenses)

Other expenses for the three months ended June 30, 2011 was $19,423 compared to other expenses of $36,040 for the same period of the previous year. The decrease was mainly due to the bank charges of $21,901 for the loan we secured in the second quarter of 2010.

Net Income Attributable to CHINA SHESAYS Common Stockholders

As a result of the factors described above, we had net income attributable to CHINA SHESAYS common stockholders in the amount of $0.7 million for the three months ended June 30, 2011, an increase of 103.2% as compared with $0.3 million for the three months June 30, 2010. The increase in net income attributable to CHINA SHESAYS common stockholders was mainly attributed to the increase of revenue in the three months ended June 30, 2011.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in US$. The conversion of our accounts from RMB to US$ results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $75,101 for the three months ended June 30, 2011, as compared with $15,577 for the three months ended June 30, 2010. The increase is due to currency exchange fluctuation of Chinese RMB to US$ for the period.

Comprehensive Income Attributable to CHINA SHESAYS Common Stockholders

As a result of the factors described above, we had comprehensive income attributable to CHINA SHESAYS common stockholders in the amount of $0.7 million for the three months ended June 30, 2011, as compared with $0.3 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010:

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change

Total revenue	$7,787,403	$6,012,675	$1,774,728	29.5%
Cost of revenue	1,776,851	1,539,606	237,245	15.4%
Gross profit	6,010,552	4,473,069	1,537,483	34.4%
Operating expenses	4,324,047	2,403,607	1,920,440	79.9%
Total other income (expenses)	(50,467)	(93,615)	43,148	-46.1%
Income from operations before taxes	1,636,038	1,975,847	(339,809)	-17.2%
Income tax expenses	359,734	512,073	(152,339)	-29.7%
Net income attributable to CHINA SHESAYS
common stockholders	1,304,010	1,463,774	(159,764)	-10.9%
Foreign currency translation gain	90,821	15,976	74,845	468.5%
Comprehensive income attributable to CHINA
SHESAYS common stockholders	1,394,512	1,479,750	(85,238)	-5.8%

Total Revenue

Total revenue for the six months ended June 30, 2011 increased by approximately $1.8 million or 29.5% to $7.8 million as compared to $6.0 million for the six months ended June 30, 2010. We did not increase our prices from period to period. Our revenue growth was driven by increasing revenue from our headquarter hospital and three new clinics and our continued efforts to increase customers.

REVENUE	Six Months Ended June 30,
	2011	2010	$	%
			Change	Change
Cosmetic surgery services	$3,224,377	$3,051,966	$172,411	5.6%
Professional medical beauty services	4,065,290	2,488,894	1,576,396	63.3%
Cosmetic dentistry services	56,388	231,958	(175,570)	-75.7%
Sales of goods	441,348	239,857	201,491	84.0%
Total revenue	$7,787,403	$6,012,675	$1,774,728	29.5%

Compared to the same period of 2010, cosmetic surgery service revenue increased 5.6% to $3.2 million, professional medical beauty service revenue increased 63.3% to $4.1 million, cosmetic dentistry service revenue decreased 75.7% to $56,388 and sales of goods increased 84.0% to $0.4 million. Our strategy to focus on professional medical beauty services and enhanced marketing activities contributed to the year-over-year increases.

	Six Months Ended June 30,
	2011		2010
Location
Sichuan Shesays	$7,123,602	91.5%	$6,012,675	100.0%
Leshan Jiazhou Shesays	278,692	3.6%	-	-
Yibin Shesays	246,086	3.1%	-	-
Zigong Shesays	139,023	1.8%	-	-
Total revenue	$7,787,403	100.0%	$6,012,675	100.0%

For the six months ended June 30, 2011, revenue of our headquarter hospital increased by 18.5% to $7.1 million, from $6.0 million in the first six months of 2010. Three new clinics launched in the second half of 2010 contributed approximately $0.7 million to revenue.

Cost of Revenue

Our cost of revenue, which consists of costs of the products sold and used for services provided and costs of direct labor and overhead, was $1.8 million for the six months ended June 30, 2011, an increase of 15.4% from $1.5 million for the six months ended June 30, 2010. Cost of revenue as a percentage of revenue decreased from 25.6% to 22.8% as compared to the comparative period. The increase in cost of revenue in the first six months of 2011 was due to the increase in customer service revenue.

Gross Profit

Our gross profit for the six months ended June 30, 2011 was $6.0 million, an increase of $1.5 million or 34.4% from $4.5 million for the six months ended June 30, 2010. The increase in gross profit in the six months ended June 30, 2011 was mainly due to the increasing number of customers and revenue from our facilities, as well as new services we provided. Our overall gross profit margin as a percentage of revenue was 77.2% for the six months ended June 30, 2011 compared to 74.4% of the same period of the previous year. The gross margin increased by 2.8% due to our strategy to focus on higher margin services since our headquarter hospital is already in full capacity. In addition, during the first six months of 2011, we introduced several new cosmetic services with higher margins.

Operating Expenses

Our operating expenses increased by approximately $1.9 million to $4.3 million for the six months ended June 30, 2011 from $2.4 million for the same period of the previous year. This 79.9% increase was mainly attributable to increase in the expenses associated with marketing and advertising activities, increase of salary and compensation expenses and pre-operating expenses related to our new flagship hospital under construction. We spent $1.6 million in advertising in the six months ended June 30, 2011, a 140.9% increase compared to $0.7 million in the same period of 2010. We hired and trained additional professional personnel for preparing launch of new flagship hospital in the second half of 2011, which also contributed to the increase of operating expenses in the period.

Total Other Income (Expenses):

Other expenses for the six months ended June 30, 2011 was $50,467 compared to other expenses of $93,615 for the same period of the previous year. The decrease was mainly due to the bank charges of $45,361 for the loan we carried in 2010.

Net Income Attributable to CHINA SHESAYS Common Stockholders

Net income attributable to CHINA SHESAYS common stockholders for the six months ended June 30, 2011 was $1.3 million, a decrease of 10.9% as compared with $1.5 million for the six months June 30, 2010. The decrease in net income was mainly attributed to the significant increase of operating expenses in the six months ended June 30, 2011.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in US$. The conversion of our accounts from RMB to US$ results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $90,821 for the six months ended June 30, 2011, as compared with $15,976 for the six months ended June 30, 2010. The increase is due to currency exchange fluctuation of RMB to US$ for the period.

Comprehensive Income Attributable to CHINA SHESAYS Common Stockholders

Comprehensive income attributable to CHINA SHESAYS common stockholders was $1.4 million for the six months ended June 30, 2011, as compared with $1.5 million for the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

Other than those disclosed in the notes to the unaudited condensed consolidated financial statements, there were no other off-balance sheet arrangements during the six months ended June 30, 2011, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $0.8 million. We had a working capital deficit of $2.2 million, that is, our current assets were $2.6 million and our current liabilities were $4.8 million as of June 30, 2011. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern. However, we believe that our strong net cash flow from operating activities, cost reduction and postponement of business expansion will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements of $4 million for the next 12 months

Total stockholders' equity as of June 30, 2011 was $5.9 million. The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$1,353,912	$1,506,744
Net cash used in investing activities	(2,441,000)	(2,978,051)
Net cash provided by financing activities	827,293	870,727
Effect of exchange rates on cash	11,397	3,107
Net decrease in cash and cash equivalents	(248,398)	(597,473)
Cash and cash equivalents – beginning of period	1,029,280	1,371,732
Cash and cash equivalents – end of period	780,882	774,259

Operating Activities

Cash provided by operating activities totaled $1.4 million for the six months ended June 30, 2011 as compared with $1.5 million provided by operating activities for the three months ended June 30, 2010. Compared with the same period in 2010, the decrease in net cash provided by operating activities was primarily due to the decrease in net income and decrease of accounts payable and increase in other current assets and prepaid expenses, offset by the increase in depreciation.

Investing Activities

Cash used in investing activities was $2.4 million for the six months ended June 30, 2011 as compared to $3 million used for the six months ended June 30, 2010. The decrease in cash used in investing activities is mainly due to $1.1 million decrease in long term prepaid expenses.

Financing Activities

Cash provided by financing activities was $0.8 million for the six months ended June 30, 2011 as compared to $0.9 million provided in financing activities for the six months ended June 30, 2010. The slight decrease was mainly due to a bank loan of $0.9 million was repaid, offset by a new bank loan of $1.7 million borrowed in the first half of 2011.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, as well as bank loans, will be sufficient to meet our working capital requirement for our current operations. However, in order to fully implement our business plan and continue our growth, we may require additional capital either from our stockholders or from outside sources.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Yixiang Zhang, and Chief Financial Officer, Wenbin Zhu, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on our assessment, Mr. Zhang and Ms. Zhu determined that, as of June 30, 2011, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and because of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of internal controls over financial reporting as of June 30, 2011, management identified the following material weaknesses: (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; (ii) lack of standard chart of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes; (iii) lack of an audit committee or other independent oversight over our management and internal controls; and (iv) lack of independent directors.

Notwithstanding management’s assessment that our internal controls over financial reporting was ineffective as of June 30, 2011 due to the material weakness described above, we believe that, the financial statements included in this Quarterly Report on Form 10-Q present fairly our financial condition, results of operations and cash flows for the period covered thereby in all material respects.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse effect on our business, financial condition or operating results. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Due to our limited operating history and recent additions to our management team, certain of our senior management and employees have worked together at our company for only a relatively short period of time. As a result, it may be difficult for you to evaluate the effectiveness of our senior management and other key employees and their ability to address future challenges to our business. Mr. Zhang, the Chairman and CEO of the Company, founded SHESAYS in 2005. Mr. Wenhui Shao, the President of the Company, the President and Board of Director of SHESAYS, joined SHESAYS in 2005. Mr. Xingwang Pu, Chief Technology Officer of the Company, the Board of Director and President in the Technology Department of SHESAYS, joined SHESAYS in 2005. Ms. Wenbin Zhu, Chief Financial Officer of the Company, joined SHESAYS in 2007. Since 2010, we added two new members to our management team of SHESAYS. Meng Hu joined us on November 11, 2010 and serves as administration director in Cosmetic Surgery Department. Yan Deng joined the Company on September 1, 2010 and serves as manager in Customer Service Department.

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

A substantial majority of our revenue are currently concentrated in Chengdu. If the city experiences an event negatively affecting its cosmetology industry, our ability to generate adequate cash flow would be materially and adversely affected.

Though we will expand our business across Sichuan Province, substantial majority of our revenue are currently concentrated in Chengdu, from where 96% of the total revenue in 2010 were generated. We expect Chengdu to continue to be the important sources of our revenue. If the city experiences an event negatively affecting its cosmetology industry, such as a serious clinical incident, negative changes in government policy, a natural disaster, our ability to generate adequate cash flow would be materially and adversely affected.

We may not be able to successfully expand our business network into new regions which could harm or reverse our growth potential and our ability to increase our revenue, or even result in a decrease in revenues.

We are pursuing a strategy to expand our service network into new regions. Based on the Chengdu headquarters, we aim to expand our business into other cities of Sichuan province and nation wide. As of date, we have established a comprehensive cosmetology hospital, three new outpatient clinics in Yibin city, Leshan city and Zigong city, and are planning to set up the second flagship hospital in Chengdu.

In the new cities, we may compete with local competitors and encounter new difficulties, which could harm or reverse our growth potential and our ability to increase our revenue, or even result in a decrease in revenue.

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

We depend on the leadership and services of Mr. Yixiang Zhang, who is our founder, chairman, and our largest shareholder, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Mr. Yixiang Zhang, our founder and chairman and largest shareholder (pursuant to an agreement Mr. Zhang signed with a major shareholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our company for a nominal price within 5 years from the execution date of such agreement and become the largest shareholder of the Company). We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, our other major shareholders and many of our customers. If he was unable or unwilling to continue in his present position, or if he joins a competitor or forms a competing company in violation of his employment agreement and non-compete agreement, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

Our expansion plan would be restricted by the need of updating our management systems and shortage of human resources.

With the expansion of our business, our management systems and shortage of human resources may become factors restricting our company’s development. We expand our business with a rapid speed, and our current management systems may not be timely updated and there might not be enough talents to be recruited. We will continue to establish and improve our management systems such as counter-crisis plans and organization & position design systems. We will also continue to enhance our medical care personnel’s training and continue our efforts in recruiting high-quality employees. We expect a budget of $150,000 to enhance our management systems in 2011. We will also continue to enhance our medical care personnel’s training system and continue our efforts in recruiting high-quality employees with $150,000 estimate expenditure in 2011. The total estimate amount spent on enhancing the management systems as well as on training and recruitment over next fiscal year is $300,000. We will pay for the budget from our net earnings and working capital during 2011.

If we do not continue to expand and maintain an effective sales and marketing team, it will cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology services revenue.

Many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain and introduce our service offerings to our existing and potential customers. We will need to further increase the size of our sales and marketing staff as our business continues to grow. We may not be able to hire, retain, integrate or continue to motivate our current or new marketing personnel which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology services revenue. In 2009 and 2010, we have recruited 6 and 11 sales and marketing staff respectively. For the members of sales team recruited in 2010, the average time of employment is 7 months. For those recruited in 2009, the average time of employment is 18 months. We expect to hire additional 10-15 sales employees in 2011.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

To further expand our business into other cities, we have recently opened three new outpatient clinics in Leshan, Yibin and Zigong cities in Sichuan province. The 9,263 square feet clinic in Leshan, the 8,851 square feet clinic in Yibin and the 13,912 square feet clinic in Zigong primarily provide a range of customized services including medical cosmetology, cosmetic surgery, cosmetic dentistry, and cosmetic dermatology. In the future, we plan to set up more new hospitals and outpatient clinics nation wide. As a result, we may require additional cash resources. We expect to need approximately $30.5 million to realize our plans for expansion in the next 3 years. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

Pursuant to the contractual arrangements between our subsidiary, BOAN with SHESAYS and its stockholders, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. The service fees shall be equal to 100% of the residual return of SHESAYS and its subsidiaries which can be waived by BOAN from time to time at its sole discretion. Pursuant to the Supplementary Agreement to the Exclusive Service Agreement on March 22, 2011, BOAN and SHESAYS reached an agreement that, in order to support the strategic expansion plan of SHESAYS in China, BOAN agreed to waive the service fees to be paid by SHESAYS for three years commencing from April 27, 2010 so that SHESAYS can execute its business expansion plan, launch the flagship hospital in Chengdu and establish the cosmetology hospitals in various locations in China. As we do not have any other assets and any revenue from other sources other than our interest in the agreements, our liquidity could be negatively affected by the waiver of payment of management and service fee. BOAN and our company have never received any service fee from SHESAYS, the operating company and we expect to receive service fees commencing on April 28, 2013. Boan and we do not expect to declare any dividend before April 27, 2013, nor is any other amount expected to be due prior to April 27, 2013. However, if there is any amount occurred and need to be paid during the period, we can borrow from SHESAYS to settle such amount.

Currently we do not maintain an effective system of internal controls and may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely impacted.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to maintain an effective system of internal controls in the future, we may be unable to accurately report our financial results or prevent fraud and investor confidence and the market price of our stock may be adversely impacted. Prior to the consummation of the business combination on June 7, 2010, we were a shell company with nominal operations and nominal assets. We declared in 2009 10-K that the internal controls was ineffective due to lack of proper segregation of functions, duties and responsibilities with respect to our cash and controls over the disbursements related thereto due to our very limited staff, including our accounting personnel. After the restructuring of the company, our internal controls have been improved with new business and operation. We maintain a system of internal controls and procedures and prepare our financial reports according to US GAAP. However, the Company currently does not have an US GAAP expert in its staff and does not have an audit committee, independent directors, and has not established independent oversight over our management and internal controls. Thus we believe our internal controls over financial reporting were not effective as of December 31, 2010. Since December 2010, we have been working to take corrective steps. Our CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP via the Internet. Also, we plan to hire experienced professionals, independent directors and set up audit committee when appropriate candidates are identified and sufficient funds are available to us. As we currently do not maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investors’ confidence and the market price of our stock may be adversely impacted.

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

We do not currently directly operate medical services outside of China and cannot qualify under PRC regulations before we commence any such operations outside of China or until we acquire a company that has directly operated a medical services business outside of China. Accordingly, since we have not been involved in the direct operation of medical services business outside of China, our domestic PRC subsidiary, BOAN, which is considered foreign-invested, is currently ineligible to apply for the required medical services licenses in China. While our indirect PRC operating subsidiaries are eligible for the required licenses for providing medical services in China and some of our indirect PRC operating subsidiaries have obtained such licenses, we have been using and are expected to continue to use PRC operating affiliates and their subsidiaries to operate a significant portion of our medical business for the foreseeable future. We have entered into contractual arrangements with PRC operating affiliates and their respective subsidiaries, pursuant to which we, through our PRC operating subsidiaries or non-PRC subsidiaries, provide technical support and consulting services to our PRC operating affiliates and their subsidiaries. In addition, we have entered into agreements with our PRC operating affiliates and each of their stockholders which provide us with the substantial ability to control these affiliates and their existing and future subsidiaries.

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

Since affiliates stand on both sides of the agreements which are critical to our business operations, it would be easy to terminate or modify these agreements. As a result, since these agreements and our affiliates are governed by PRC law, our unaffiliated investors would have little or no recourse since all of the assets of our operating entities are located in China and we do not have any other assets an any revenue from other sources other than our interest in the agreements. Under PRC law, disputes under contractual arrangements are often resolved through arbitration or litigation. Affected stockholders may be limited to seeking damages as PRC courts may be reluctant to order specific performance.

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

The regulatory department of the government may issue new rules and regulations which may raise higher requirements for operation, qualifications of employees and hardware levels. Changes in laws and regulations or the enactment of new laws and regulations governing plastic surgery, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations. Substantially all of our assets are located in China and substantially all of our revenue are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

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

If any of our PRC affiliates becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy those assets, which could reduce the size of our cosmetology services network and materially and adversely affect our business, ability to generate revenue and the market price of our stock.

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

Restrictions on currency exchange may limit our ability to utilize our revenue effectively.

Substantially all of our revenue and operating expenses are denominated in Renminbi. The Renminbi is currently convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans. Currently, BOAN may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect BOAN’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

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

Mr. Yixiang Zhang is our chief executive officer and currently, the sole member on the Board of Directors. Pursuant to an agreement Mr. Zhang signed with a major shareholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our company for a nominal price within 5 years from the execution date of such agreement and become the largest shareholder of the Company. See “Certain Relationships and Related Transactions.” Accordingly, Mr. Zhang and other executive officers who hold the Company’s common stock are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

There is currently a very limited trading market for our common stock.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the Over-The-Counter Bulletin Board. Securities traded on the OTC Bulletin Board typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our shareholders to sell our common stock. Prior to the fourth quarter ended December 31, 2010, there was no trading activity of our common stock on the Over-The-Counter Bulletin Board.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2011.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

           (a) Exhibits

31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101. CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*to be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

Date: August 19, 2011	By: /s/ Yixiang Zhang
Name: Yixiang Zhang
Title: Chief Executive Officer and Chairman

Date: August 19, 2011	By: /s/ Wenbin Zhu
Name: Wenbin Zhu
Title: Chief Financial Officer