Form 10-Q
period 2011-09-30
China SHESAYS Medical Cosmetology Inc.
filed 2011-11-14
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [_]    Non-accelerated filer [_]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

As of November 12, 2011, there were a total of 18,600,012 shares of the registrant’s common stock outstanding, $0.001 par value.

i

INTRODUCTION

In this Form 10-Q, unless indicated otherwise, references to:

  “We,” “us,” “our” and the “Company” refer to China SHESAYS Medical Cosmetology Inc. (“China SHESAYS”) and its subsidiaries;
  “Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;
  “China” and “PRC” refer to the People's Republic of China;
  “RMB” refers to Renminbi, the legal currency of China; and
  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.591 for its December 31, 2010 audited balance sheet, and $1 = RMB 6.3780 for its September 30, 2011 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB 6.4966 is used for the condensed consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the nine months ended September 30, 2011, and $1= RMB 6.8164 is used for the condensed consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the nine months ended September 30, 2010; both of which were based on the average currency conversion rate for each respective period.

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

iii

PART I – FINANCIAL INFORMATION

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

(“CHINA SHESAYS”) AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
(“CHINA SHESAYS”) AND SUBSIDIARIES

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
		(Restated)

CURRENT ASSETS
Cash and cash equivalents	$697,222	$1,029,280
Restricted cash	391,972	-
Inventories, net	618,264	521,254
Due from stockholders	-	52,821
Other current assets and prepaid expenses	1,164,172	626,877
Total Current Assets	2,871,630	2,230,232

PROPERTY AND EQUIPMENT, NET	8,386,829	6,008,198

DEFERRED TAX ASSETS	725,124	389,847

TOTAL ASSETS	$11,983,583	$8,628,277

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$849,723	$725,386
Notes payable	1,782,690	910,332
Deferred revenue	43,300	24,441
Other payables and accrued liabilities	2,407,208	1,757,975
Income tax payable	1,058,028	706,450
Sales tax payable and other taxes payable	8,239	13,487
Total Current Liabilities	6,149,188	4,138,071

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued or outstanding
as of September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 65,849,200 shares
authorized, 18,600,012 shares issued as of
September 30, 2011 and December 31, 2010	18,600	18,600
Additional paid-in capital	2,166,401	2,160,485
Retained earnings
Unappropriated	2,853,041	1,640,050
Appropriated	429,566	429,566
Accumulated other comprehensive income	263,610	109,892
Total China Shesays Stockholders' Equity	5,731,218	4,358,593

Noncontrolling interest	103,177	131,613
Total Equity	5,834,395	4,490,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,983,583	$8,628,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September, 30		September, 30
	2011	2010	2011	2010

REVENUE
Customer service revenue
Cosmetic surgery services	$1,808,799	$1,716,431	$5,033,176	$4,768,397
Professional medical beauty services	1,992,726	1,199,960	6,058,016	3,688,854
Cosmetic dentistry services	54,789	139,043	111,177	371,001
Sales of goods	224,312	142,056	665,660	381,913
Total Revenue	4,080,626	3,197,490	11,868,029	9,210,165

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(335,660)	(468,101)	(925,915)	(1,375,241)
Professional medical beauty services	(369,938)	(237,218)	(1,110,256)	(593,145)
Cosmetic dentistry services	(33,986)	(48,964)	(74,087)	(127,274)
Cost of goods sold	(89,894)	(141,814)	(246,522)	(193,776)
Depreciation	(128,450)	(101,957)	(377,999)	(248,224)
Total Cost of Revenue	(957,928)	(998,054)	(2,734,779)	(2,537,660)

GROSS PROFIT	3,122,698	2,199,436	9,133,250	6,672,505

OPERATING EXPENSES
Selling, general and administrative expenses	1,642,474	857,809	3,935,129	2,119,718
Advertising costs	1,291,847	520,612	2,941,036	1,205,331
Professional and consultant fees	39,995	152,945	235,758	531,851
Depreciation	119,019	44,494	305,459	122,567
Total Operating Expenses	3,093,335	1,575,860	7,417,382	3,979,467

INCOME FROM OPERATIONS	29,363	623,576	1,715,868	2,693,038

OTHER INCOME (EXPENSES)
Other income	1,542	24	1,570	641
Interest income	250	1,809	796	4,399
Interest expenses	(30,862)	(13,844)	(56,734)	(35,450)
Imputed interest	-	-	-	(247)
Other expenses	(13,044)	(20,654)	(38,213)	(95,623)
Total Other Expenses, net	(42,114)	(32,665)	(92,581)	(126,280)

(LOSS) INCOME FROM OPERATIONS BEFORE TAXES	(12,751)	590,911	1,623,287	2,566,758
Add (less):
Income tax expenses	(78,478)	(186,492)	(438,212)	(698,565)
NET (LOSS) INCOME	(91,229)	404,419	1,185,075	1,868,193
Net loss attributable to noncontrolling interest	18,577	3,040	27,916	3,040

NET (LOSS) INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	(72,652)	407,459	1,212,991	1,871,233

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain	62,897	74,071	153,718	90,047
Less: foreign currency translation gain attributable to
noncontrolling interest	(201)	(54)	(520)	(54)
Foreign currency translation gain
attributable to China Shesays common stockholders	62,696	74,017	153,198	89,993

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$(9,956)	$481,476	$1,366,189	$1,961,226

Net (loss) income per share-basic and diluted	$(0.01)	$0.02	$0.07	$0.12

Weighted average number of shares outstanding during the period
- basic and diluted	18,600,012	16,377,056	18,600,012	15,428,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC. ("CHINA SHESAYS") AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September, 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,185,075	$1,868,193
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation - cost of service revenue	377,999	248,224
Depreciation - operating expenses	305,459	122,567
Deferred income taxes	(322,255)	-
Loss on disposal of property and equipment	235	8,769
Imputed interest	-	247
Changes in operating assets and liabilities
(Increase) decrease in:
Inventories, net	(78,149)	(140,305)
Other current assets and prepaid expenses	(507,587)	(1,115,989)
Increase (decrease) in:
Accounts payable	98,286	83,039
Deferred revenue	17,713	5,430
Other payables and accrued liabilities	772,279	332,512
Income tax payable	321,997	641,845
Sales tax payable and other taxes payable	(5,594)	48,127
Net cash provided by operating activities	2,165,458	2,102,659

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(391,972)	-
Purchase of property and equipment	(3,172,641)	(3,402,876)
Proceeds from disposal of property and equipment	130,838	-
Due from stockholders	52,821	(52,821)
Net cash used in investing activities	(3,380,954)	(3,455,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank loan borrowed	1,750,146	880,230
Bank loan repaid	(923,560)	(42,789)
Due to a related company	-	(20,618)
Contribution by stockholders	5,916	50,182
Contribution by a minority stockholder	-	149,296
Net cash provided by financing activities	832,502	1,016,301

EFFECT OF EXCHANGE RATES ON CASH	50,936	19,507

NET DECREASE IN CASH AND CASH EQUIVALENTS	(332,058)	(317,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,029,280	1,371,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$697,222	$1,054,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$56,734	$35,450
Cash paid for income tax	$439,427	$56,720

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

$219,891 and $0 of purchases of property and equipment represent payables to vendors. These transactions are considered as major non-cash transactions for the nine months ended September 30, 2011 and 2010.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

(“CHINA SHESAYS”) AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of September 30, 2011 and December 31, 2010 (restated), the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and consolidated cash flows for the nine months ended September 30, 2011 and 2010. The consolidated results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the years ended December 31, 2010 (restated) and 2009 appearing in the Company’s Form 10-K/A as filed with the SEC on August 2, 2011 and Form S-1/A as filed with the SEC on November 3, 2011.

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

Sichuan Shesays Cosmetology Hospital Company Limited (“Sichuan Shesays”) was incorporated in the PRC on May 30, 2005 as a limited liability company. Sichuan Shesays is a clinic providing professional medical beauty services, cosmetic surgery services and cosmetic dentistry services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on May 30, 2025.

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 7) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 7). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support and the 100% stockholder of Chengdu Boan owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and Chengdu Boan consolidates Sichuan Shesays and its subsidiaries.

On June 6, 2010, SN Strategies Corp., the Parent, China Shesays Medical Cosmetology Inc., the Merger Sub, a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stock of the Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of the Acquired Sub 10 shares of its common stock of $0.001 each amounting to $0.01 for 50,000 shares of the Acquired Sub’s common stock of $1 each amounting to $50,000 which represents 100% of the outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent Company (the “Reverse Merger”).

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

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiaries, Leshan Jiazhou Shesays , Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interest represents the noncontrolling stockholders’ 20% proportionate share of the results of Yibin Shesays.

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

In September 2011, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendments in this Update require additional disclosures about an employer's participation in a multiemployer plan. The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. Management currently expects that this ASU will not have a material impact on the Company’s consolidated financial statements.

In September 2011, FASB issued ASU 2011-08 “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Management currently expects that this ASU will not have a material impact on the Company’s consolidated financial statements.

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

Other than listed above, there have been no significant changes in accounting pronouncements as compared to the recent accounting pronouncements described in our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

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

	(b)	neither Sichuan Shesays nor any of its subsidiaries will distribute any dividends without the prior written consent of Chengdu Boan; and

(c)

Chengdu Boan or its designee has an exclusive option to purchase all or part of the equity interests in Sichuan Shesays, all or part of the equity interests in subsidiaries owned by Sichuan Shesays or its nominee holders, or all or part of the assets of Sichuan Shesays, in each case when and to the extent permitted by PRC law. In case of Chengdu Boan exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than $1 which may be required under the laws of PRC to effect such purchase to comply with such legal formalities shall be either cancelled or returned to Sichuan Shesays immediately with no additional compensation to the owners; and

(iv)

an equity pledge agreement pursuant to which each of stockholders of Sichuan Shesays has pledged his or her equity interest in Sichuan Shesays and its subsidiaries, as the case may be, to Chengdu Boan to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Sichuan Shesays and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Sichuan Shesays or its subsidiaries without the prior written consent of Chengdu Boan. Under the PRC Property Rights Law, the Company is required to register with the relevant government authority the security interests on the equity interests in Sichuan Shesays granted to the Company under the equity pledge agreements. The Company is currently in the process of registering these security interests. Until the Company finalizes such registration, the Company may not be able to enforce the security interests granted under the equity pledge agreements.

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

As the Company in the process of registering its equity pledge agreements, the Company faces the potential risk of not being able to enforce the security interests granted under the equity pledge agreements until such registration is complete. Consequently, if Sichuan Shesays and its equity owners were to breach their obligations under the equity pledge agreement or other contractual arrangement agreements prior to the Company finalizing the registration of such security interests, the Company could lose its assets and may have to de-consolidate its PRC operations if the Company lose control over Sichuan Shesays.

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

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 is less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the investors, then the Company must pay to each investor, as liquidated damages, an amount equal to that investor’s purchase price plus compound interest at a rate of 8%. In addition, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2 per share or for no consideration (the “Additional Shares”), then the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of September 30, 2011, the Company believes that it is not probable that the Company will issue any shares of common stock at a price less than $2 per share; the Company’s after-tax net income for the fiscal year ending December 31, 2011 will be less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there will be Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities. Accordingly, the Company has not accrued for any liquidated damages.

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

NOTE 9	(LOSSES) EARNINGS PER SHARE

Basic (losses) earnings per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the period. Diluted (losses) earnings per share is computed similar to basic (losses) earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the three and nine months period ended September 30, 2011, all 48,000 outstanding warrants have been excluded from the calculation of diluted (losses) earnings per share since their effect was anti-dilutive. For the three and nine months ended September 30, 2010, there were no potentially dilutive securities.

NOTE 10	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. Bank deposits held as collateral for the Company’s bank loans are reported as restricted cash and are not included with cash or cash equivalents on the balance sheet until the lien against such bank deposits has been released. As of September 30, 2011 and December 31, 2010, restricted cash amounted to $391,972 and $0, respectively.

NOTE 11	INVENTORIES, NET
	September 30,	December 31,
	2011	2010

Medical materials	$469,326	$386,634
Finished goods – merchandise	148,938	134,620
Less: Provision for obsolescence	-	-
	$618,264	$521,254

NOTE 12	OTHER CURRENT ASSETS AND PREPAID EXPENSES
	September 30,	December 31,
	2011	2010
		(Restated)

Other receivables	$664,477	$79,290
Advances to suppliers	222,501	98,574
Prepaid expenses	277,194	449,013
	$1,164,172	$626,877

NOTE 13	PROPERTY AND EQUIPMENT, NET
	September 30,	December 31,
	2011	2010

Buildings	$115,538	$111,804
Leasehold improvements	1,468,555	1,314,016
Medial equipment	3,528,593	3,319,221
Motor vehicles	167,190	290,751
Office equipment	605,527	582,302
Deposits paid for property and equipment	4,300,516	1,482,309
	10,185,919	7,100,403
Less: Accumulated depreciation	(1,799,090)	(1,092,205)
	$8,386,829	$6,008,198

Depreciation expenses for the three and nine months ended September 30, 2011 and 2010 were $247,469, $146,451, $683,458 and $370,791 respectively.

As of September 30, 2011 and December 31, 2010, included in deposits paid for property and equipment are advance payments of renovation costs paid on behalf of the subsidiary which is still in the process of incorporation amounting to $4,300,516 and $1,482,309 respectively.

NOTE 14	NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2011	2010

Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, a director and his spouse, due in March 2012	$940,734	$-
Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, a director, his spouse and charges on the Company’s restricted cash, due in April 2012	371,589	-
Note payable to a bank, interest rate of 7.572% per annum, guaranteed by a third party, a director and his spouse, due in June 2012	470,367	-
Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, a director and his spouse, due in February 2011	-	910,332
	$1,782,690	$910,332

Interest expense paid for the three and nine months ended September 30, 2011 and 2010 were $30,862, $13,844, $56,734 and $35,450 respectively.

The guarantee provided by the third party is secured by buildings of the Company with net book value totaling $99,853 as of September 30, 2011. Fees paid to the third party guarantor for the three and nine months ended September 30, 2011 and 2010 was $10,755, $0, $31,863 and $17,650 respectively.

NOTE 15	OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30,	December 31,
	2011	2010
		(Restated)

Other payable	$336,427	$599,724
Deposits from customers	372,294	231,390
Deposits from membership reward program	321,750	277,010
Accrued liabilities	1,376,737	649,851
	$2,407,208	$1,757,975

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Included in other payables are equipment and renovation costs totaling $152,520 and $363,333 owed to suppliers as of September 30, 2011 and December 31, 2010 respectively.

NOTE 16	INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

China Shesays was incorporated in the United States and has incurred operating loss as for income tax purposes for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, China Shesays had federal and state net operating loss carry forwards of approximately $177,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2030. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of September 30, 2011, the Company’s PRC subsidiaries have total tax losses of $410,751 which will be expired on December 31, 2015. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

The income tax expenses for the three and nine months ended 2011 and 2010 are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Current – PRC	$243,555	$186,492	$760,467	$698,565
Deferred - PRC	(165,077)	-	(322,255)	-
	$78,478	$186,492	$438,212	$698,565

The tax effects of significant items comprising deferred tax assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
		(Restated)
Deferred tax assets:
Property related, net	$(28,152)	$67,034
Deferred revenue	114,348	42,981
Pre-operating expenses	348,211	204,990
Advances to suppliers	(11,758)	-
Accrued liabilities	302,475	57,724
Tax losses	102,687	17,118
	827,811	389,847
Valuation allowance for deferred tax assets	(102,687)	-
	$725,124	$389,847

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

(Loss) income before taxes	$(12,751)	$590,911	$1,623,287	$2,566,758

Computed at the PRC tax rate of 25%	($3,188)	$147,728	$405,822	$641,689
Over-provision in prior year	-	-	(302,842)	-
Non-deductible expenses	17,206	38,764	92,325	56,876
Others	(38,227)	-	140,220	-
Valuation allowance change	102,687	-	102,687	-
	$78,478	$186,492	$438,212	$698,565

NOTE 17	WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of September 30, 2011, no warrants have been exercised or cancelled.

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

As of September 30, 2011 and December 31, 2010, the Company had commitments for capital expenditures on acquisition of property and equipment amounting to approximately $1,871,000 and $1,610,000, respectively.

(b)	Operating lease commitments

The Company leases clinic spaces and staff quarters from third parties under fifty-three separate operating leases which expire between October 20, 2011 and January 1, 2020.

As of September 30, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the fiscal years ending September 30,
2012	$1,781,784
2013	1,739,408
2014	1,723,821
2015	1,635,840
2016	771,415
Thereafter	269,611
$7,921,879

(c)	Loss contingencies

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

The Company has assessed the contingent liability related to the warranties made to investors in our private placement in accordance with ASC 450 – (1) for a period of three years, if the Company issues any shares of Common Stock for less than $2.00 per share or for no consideration (the “Additional Shares”), then the per share price under the Securities Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold (“Guarantee A”); and (2) if the after-tax net income for the fiscal year ending December 31, 2011 is less than the after- tax net income for the fiscal year ending December 31, 2010, or if any Chinese government agency challenges or otherwise takes any action that adversely affects the listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the investors, then the Company must pay to each investor, as liquidated damages, an amount equal to that investor’s purchase price plus compound interest at a rate of 8% (“Guarantee B”).

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

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make specified contributions to the state-sponsored retirement plan based on the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the three and nine months periods ended September 30, 2011 and 2010 were $83,323, $43,936, $224,130 and $118,155 respectively.

NOTE 20	RELATED PARTY TRANSACTIONS

As of September 30, 2011 and December 31, 2010, certain stockholders owed the Company $0 and $52,821, respectively, which are unsecured, interest-free and repayable on demand. These amounts were advanced prior to the Reverse Merger and were fully repaid in January 2011.

During the three and nine months ended September 30, 2011 and 2010, total imputed interest expenses recorded as additional paid-in capital amounted to $0, $0, $0 and $247 respectively.

NOTE 21	CONCENTRATIONS AND RISKS

As of September 30, 2011 and December 31, 2010, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

As of September 30, 2011 and December 31, 2010, financial instruments which potentially expose the Company to concentrations of credit risk are cash and cash equivalents of $638,963 and $925,639 respectively. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

NOTE 22	GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011, the Company had a working capital deficit of $3,277,558 due to the significant investment in property, plant and equipment.

As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

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

For three months ended September 30, 2011, we generated revenue of $4.1 million, which represents a growth of 27.6% compared to $3.2 million for three months ended September 30, 2010. This increase in revenue is attributed to the growing sales and service fee income generated from our headquarter hospital and three new clinics in Leshan, Yibin and Zigong, our continued efforts to launch new services to meet market demand, as well as four major on-site promotional programs at our headquarter hospital in the third quarter of 2011. During the third quarter of 2011, a total of 8,213 customers visited our hospital and clinics, compared to 7,046 in the third quarter of 2010, and we provided services to 5,132 and 4,003 customers in the third quarter of 2011 and 2010, respectively. Our net income decreased 117.8% from $0.4 million for the three months ended September 30, 2010 to net loss of $72,652 for the three months ended September 30, 2011. The decrease in net income was mainly due to the increase for start-up costs of our new flagship hospital in Chengdu City and marketing and advertising costs in the three months ended September 30, 2011.

Our business operates in China and the financial statements of our PRC subsidiaries or variable interest entities are denominated in RMB. We report our financial results in our SEC filings in U.S. dollars. The conversion of our financial statements from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet, while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income.” For three months ended September 30, 2011 and 2010, we recorded foreign currency translation gain of $62,897 and $74,071 respectively.

Results of Operations

Three Months Ended September 30, 2011, Compared to the Three Months Ended September 30, 2010:

	Three Months Ended		$	%
	September 30,
	2011	2010	Change	Change
Total revenue	$4,080,626	$3,197,490	$883,136	27.6%
Cost of revenue	957,928	998,054	(40,126)	-4.0%
Gross profit	3,122,698	2,199,436	923,262	42.0%
Operating expenses	3,093,335	1,575,860	1,517,475	96.3%
Total other income (expenses)	(42,114)	(32,665)	(9,449)	28.9%
(Loss) income from operations before taxes	(12,751)	590,911	(603,662)	-102.2%
Income tax expenses	(78,478)	(186,492)	108,014	-57.9%
Net (loss) income attributable to CHINA SHESAYS common stockholders	(72,652)	407,459	(480,111)	-117.8%
Foreign currency translation gain	62,897	74,071	(11,174)	-15.1%
Comprehensive (loss) income attributable to CHINA SHESAYS common stockholders	(9,956)	481,476	(491,432)	-102.1%

Total Revenue

Total revenue for the three months ended September 30, 2011 increased by approximately $0.9 million or 27.6% to $4.1 million as compared to $3.2 million for the three months ended September 30, 2010. Our revenue growth during the period was driven by the growing sales and service fee income generated from headquarter hospital and three new clinics in Leshan, Yibin and Zigong, continued efforts to launch new services to meet market demand, as well as marketing and promotional programs at our headquarter hospital in the third quarter of 2011. We increased prices of 10 of our popular services by 31.0% on average and introduced two new professional medical beauty services which generated incremental revenue growth during the period. During the third quarter of 2011, a total of 8,213 customers visited our hospital and clinics, compared to 7,046 in the third quarter of 2010, and we provided services to 5,132 and 4,003 customers in the third quarter of 2011 and 2010, respectively.

REVENUE	Three Months Ended September 30,
	2011	2010	$	%
			Change	Change
Cosmetic surgery services	$1,808,799	$1,716,431	$92,368	5.4%
Professional medical beauty services	1,992,726	1,199,960	792,766	66.1%
Cosmetic dentistry services	54,789	139,043	(84,254)	-60.6%
Sales of goods	224,312	142,056	82,256	57.9%
Total revenue	$4,080,626	$3,197,490	$883,136	27.6%

Compared to the same period in 2010, cosmetic surgery service revenue increased 5.4% to $1.8 million, professional medical beauty service revenue increased 66.1% to $2.0 million, cosmetic dentistry service revenue decreased 60.6% to $55 thousand and sales of goods increased 57.9% to $224 thousand. We have been focusing on professional medical beauty service by increasing marketing efforts and advertising expenses, as well as on-site promotional activities. During the third quarter of 2011, we continued to decrease our marketing efforts on our dentistry service compared to same period last year. In addition, our dentistry service faced strong competition in Sichuan from other clinics, which provided comprehensive dentistry services with very competitive prices.

	Three Months Ended September 30,
	2011		2010
Location
Sichuan Shesays	$3,547,035	86.9%	$2,977,426	93.1%
Leshan Jiazhou Shesays	225,534	5.5%	157,518	4.9%
Yibin Shesays	195,621	4.8%	62,546	2.0%
Zigong Shesays	112,436	2.8%	-	-
Total revenue	$4,080,626	100.0%	$3,197,490	100.0%

For the third quarter of 2011, revenue of our current headquarter hospital increased by 19.1% to $3.5 million, from $3.0 million in the third quarter of 2010. Three new clinics launched in the second half of 2010 contributed approximately $0.6 million to revenue.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2011 was $1.0 million, a slight decrease of 4.0% compared to the three months ended September 30, 2010. The slight decrease in cost of revenue was due to our efforts to promote services with lower cost and the increased price of 10 of our popular services during the period. Cost of revenue as a percentage of revenue decreased from 31.2% to 23.5% as compared to the prior comparative period. Cost of revenue for cosmetic surgery services decreased by $0.1 million or 28.3% from $0.5 million to $0.3 million. Cost of revenue for professional medical beauty services increased by $0.2 million or 55.9% from $0.2 million to $0.4 million. In the three months ended September 30, 2011, we focused on marketing of cosmetic surgery services and medical beauty services which utilize less products compared with other services and therefore, have a lower overall cost of sales as a percentage to revenue compared to the same period of the previous year. Cost of revenue for cosmetic dentistry services decreased from $48,964 to $33,986 as a result of decreased sales of dentistry services. Cost of goods sold decreased from $141,814 to $89,894 although sales generated by goods sold increased 57.9% as a result of adjusted products portfolio to focus on higher margin goods in the third quarter of 2011.

COST OF REVENUE	Three Months Ended September 30,
	2011	2010	(Increase)/Decrease	%
				Change
Cosmetic surgery services	$(335,660)	$(468,101)	$132,441	-28.3%
Professional medical beauty services	(369,938)	(237,218)	(132,720)	55.9%
Cosmetic dentistry services	(33,986)	(48,964)	14,978	-30.6%
Sales of goods	(89,894)	(141,814)	51,920	-36.6%
Depreciation	(128,450)	(101,957)	(26,493)	26.0%
Total cost of revenue	$(957,928)	$(998,054)	$40,126	-4.0%

Gross Profit

As a result of the above, we achieved gross profit of approximately $3.1 million for the three months ended September 30, 2011, compared to approximately $2.2 million for the same period of the previous year, representing an approximately 42.0% period to period increase. The increase in gross profit was mainly due to the increase in total revenue and slight decrease in cost of revenue. Our overall gross profit margin as a percentage of revenue was 76.5% for the three months ended September 30, 2011 compared to 68.8% of the same period of the previous year. The gross margin increased by 7.7% due to increased prices of popular services and enhanced marketing efforts on more profitable services such as cosmetic injection services, in addition to faster growth from new services which carry higher gross margin in the three months ended September 30, 2011.

GROSS PROFIT	Three Months Ended September 30,				%
	2011		2010		change
		Gross		Gross
	Gross Profit	Margin	Gross Profit	Margin
Cosmetic Surgery Services	$1,473,139	81.4%	$1,248,330	72.7%	18.0%
Professional medical beauty services	1,622,788	81.4%	962,742	80.2%	68.6%
Cosmetic dentistry services	20,803	38.0%	90,079	64.8%	(76.9%	)
Sales of goods	134,418	60.0%	242	0.2%	55,444.6%

Operating Expenses

Our operating expenses increased by approximately $1.5 million to $3.1 million for the three months ended September 30, 2011 from $1.6 million for the same period of the previous year. This 96.3% increase was mainly attributable to the increase in start-up costs of our new flagship hospital, Chengdu Fanya Cosmetology Hospital, and advertising and promotional efforts to drive sales and service revenue from existing and new customers, as well as increase of salary and compensation expenses.

Total Other Income (Expenses)

Other expenses for the three months ended September 30, 2011 was $42,114 compared to other expenses of $32,665 for the same period of the previous year. The increase was mainly due to the interest expenses of $30,862 for the loans we secured in the first half of 2011.

Net (Loss) Income Attributable to China SHESAYS Common Stockholders

As a result of the factors described above, we had net loss attributable to China SHESAYS common stockholders in the amount of $72,652 for the three months ended September 30, 2011, a decrease of 117.8% as compared with net income attributable to China SHESAYS common stockholders in the amount of $0.4 million for the three months September 30, 2010. The decrease in net income attributable to China SHESAYS common stockholders was mainly due to the significant increase of operating expenses in the three months ended September 30, 2011.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in U.S. dollars. The conversion of our accounts from RMB to US$ results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $62,897 for the three months ended September 30, 2011, as compared with $74,071 for the three months ended September 30, 2010.

Comprehensive (Loss) Income Attributable to China SHESAYS Common Stockholders

As a result of the factors described above, we had comprehensive loss attributable to China SHESAYS common stockholders in the amount of $9,956 for the three months ended September 30, 2011, as compared with comprehensive income attributable to China SHESAYS common stockholders in the amount of $0.5 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011, Compared to the Nine Months Ended September 30, 2010:

	Nine Months Ended September		$	%
	30,
	2011	2010	Change	Change

Total revenue	$11,868,029	$9,210,165	$2,657,864	28.9%
Cost of revenue	2,734,779	2,537,660	197,119	7.8%
Gross profit	9,133,250	6,672,505	2,460,745	36.9%
Operating expenses	7,417,382	3,979,467	3,437,915	86.4%
Total other income (expenses)	(92,581)	(126,280)	33,699	-26.7%
Income from operations before taxes	1,623,287	2,566,758	(943,471)	-36.8%
Income tax expenses	(438,212)	(698,565)	260,353	-37.3%
Net income attributable to CHINA SHESAYS common stockholders	1,212,991	1,871,233	(658,242)	-35.2%
Foreign currency translation gain	153,718	90,047	63,671	70.7%
Comprehensive income attributable to CHINA SHESAYS common stockholders	1,366,189	1,961,226	(595,037)	-30.3%

Total Revenue

Total revenue for the nine months ended September 30, 2011 increased by approximately $2.7 million or 28.9% to $11.9 million as compared to $9.2 million for the nine months ended September 30, 2010. Our revenue growth was driven by our efforts to increase number of customers which result in the increase in sales at our hospitals and clinics, enhanced marketing and promotional activities and increased prices of popular services in the period.

REVENUE	Nine Months Ended September 30,
	2011	2010	$	%
			Change	Change
Cosmetic surgery services	$5,033,176	$4,768,397	$264,779	5.6%
Professional medical beauty services	6,058,016	3,688,854	2,369,162	64.2%
Cosmetic dentistry services	111,177	371,001	(259,824)	-70.0%
Sales of goods	665,660	381,913	283,747	74.3%
Total revenue	$11,868,029	$9,210,165	$2,657,864	28.9%

Compared to the same period of 2010, cosmetic surgery service revenue increased 5.6% to $5.0 million, professional medical beauty service revenue increased 64.2% to $6.1 million, cosmetic dentistry service revenue decreased 70.0% to $111,177 and sales of goods increased 74.3% to $0.7 million.

	Nine Months Ended September 30,
	2011		2010
Location
Sichuan Shesays	$10,670,637	89.9%	$8,990,101	97.6%
Leshan Jiazhou Shesays	504,226	4.3%	157,518	1.7%
Yibin Shesays	441,707	3.7%	62,546	0.7%
Zigong Shesays	251,459	2.1%	-	-
Total revenue	$11,868,029	100.0%	$9,210,165	100.0%

For the nine months ended September 30, 2011, revenue of our headquarter hospital increased by 18.7% to $10.7 million, from $9.0 million in the first nine months of 2010. Three new clinics launched in the second half of 2010 contributed approximately $1.2 million to revenue.

Cost of Revenue

Our cost of revenue, which consists of costs of products sold, costs of services provided and costs of direct labor and overhead, was $2.7 million for the nine months ended September 30, 2011, an increase of 7.8% from $2.5 million for the nine months ended September 30, 2010. Cost of revenue as a percentage of revenue decreased from 27.6% to 23.0% as compared to the comparative period. The increase in cost of revenue in the first nine months of 2011 was due to the increase in customer service revenue, offset by our efforts to focus and introduce services with lower cost.

COST OF REVENUE	Nine Months Ended September 30,
	2011	2010	(Increase)/Decrease	%
				Change
Cosmetic surgery services	$(925,915)	$(1,375,241)	$449,326	-32.7%
Professional medical beauty services	(1,110,256)	(593,145)	(517,111)	87.2%
Cosmetic dentistry services	(74,087)	(127,274)	53,187	-41.8%
Sales of goods	(246,522)	(193,776)	(52,746)	27.2%
Depreciation	(377,999)	(248,224)	(129,775)	52.3%
Total cost of revenue	$(2,734,779)	$(2,537,660)	$(197,119)	7.8%

Gross Profit

Our gross profit for the nine months ended September 30, 2011 was $9.1 million, an increase of $2.4 million or 36.9% from $6.7 million for the nine months ended September 30, 2010. The increase in gross profit in the nine months ended September 30, 2011 was mainly due to the increasing revenue and incremental sales generated by new services we provided. Our overall gross profit margin as a percentage of revenue was 77.0% for the nine months ended September 30, 2011 compared to 72.4% of the same period of the previous year. The gross margin increased by 4.6% due to our strategy to focus on higher margin services in our service portfolio and enhance profitability since our headquarter hospital is already in full capacity and our new flagship hospital has not yet been formally launched as of September 30, 2011. In addition, during the first nine months of 2011, we introduced several new services with higher margins, which further helped to increase gross margin during this period.

GROSS PROFIT	Nine Months Ended September 30,				%
	2011		2010		change
		Gross		Gross
	Gross Profit	Margin	Gross Profit	Margin
Cosmetic surgery services	$4,107,261	81.6%	$3,393,156	71.2%	21.0%
Professional medical beauty services	4,947,760	81.7%	3,095,709	83.9%	59.8%
Cosmetic dentistry services	37,090	33.4%	243,727	65.7%	(84.8%	)
Sales of goods	419,138	63.0%	188,137	49.3%	122.8%

Operating Expenses

Our operating expenses increased by approximately $3.4 million to $7.4 million for the nine months ended September 30, 2011 from $4.0 million for the same period of the previous year. This 86.4% increase was mainly attributable to increase in the expenses associated with marketing and advertising activities and increase of salary and compensation expenses, as well as start-up costs related to our new flagship hospital under construction. Selling, general and administrative (“SG&A”) expenses totaled $3.9 million for the nine months ended September 30, 2011, up approximately 85.6% from the same period prior year. We spent $2.9 million in advertising costs in the nine months ended September 30, 2011, a 144.0% increase compared to $1.2 million in the same period of 2010. We hired and trained additional professional personnel for preparing the launch of new flagship hospital in the second half of 2011, which also contributed to the increase of operating expenses in the period.

Total Other Income (Expenses):

Other expenses for the nine months ended September 30, 2011 was $92,581 compared to other expenses of $126,280 for the same period of the previous year.

Net Income Attributable to China SHESAYS Common Stockholders

Net income attributable to China SHESAYS common stockholders for the nine months ended September 30, 2011 was $1.2 million, a decrease of 35.2% as compared with $1.9 million for the nine months September 30, 2010. The decrease in net income was mainly attributed to the significant increase of operating expenses in the nine months ended September 30, 2011.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in U.S. dollars. The conversion of our accounts from RMB to U.S. dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $153,718 for the nine months ended September 30, 2011, as compared with $90,047 for the nine months ended September 30, 2010. The increase is due to currency exchange fluctuation of RMB to U.S. dollars for the period.

Comprehensive Income Attributable to China SHESAYS Common Stockholders

Comprehensive income attributable to China SHESAYS common stockholders was $1.4 million for the nine months ended September 30, 2011, as compared with $2.0 million for the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

Other than those disclosed in the notes to the unaudited condensed consolidated financial statements, there were no other off-balance sheet arrangements during the nine months ended September 30, 2011, that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $0.7 million. We had a working capital deficit of $3.2 million, that is, our current assets were $2.9 million and our current liabilities were $6.1 million as of September 30, 2011. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern. However, we believe that our strong net cash flow from operating activities, cost reduction and postponement of business expansion will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements of $4 million for the next 12 months.

Total stockholders' equity as of September 30, 2011 was $5.8 million. The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$2,165,458	$2,102,659
Net cash used in investing activities	(3,380,954)	(3,455,697)
Net cash provided by financing activities	832,502	1,016,301
Effect of exchange rates on cash	50,936	19,507
Net decrease in cash and cash equivalents	(332,058)	(317,230)
Cash and cash equivalents – beginning of period	1,029,280	1,371,732
Cash and cash equivalents – end of period	697,222	1,054,502

Operating Activities

Cash provided by operating activities totaled $2.2 million for the nine months ended September 30, 2011 as compared with $2.1 million provided by operating activities for the nine months ended September 30, 2010. Compared with the same period in 2010, the slight increase in our net cash provided by operating activities was primarily due to the decrease in other current assets and prepaid expenses and increase in other payables and accrued liabilities, offset by the decrease in net income and $0.3 million increase in deferred tax assets.

Investing Activities

Cash used in investing activities was $3.4 million for the nine months ended September 30, 2011 as compared to $3.5 million used in investing activities for the nine months ended September 30, 2010. We invested approximately $3.2 million to purchase property and equipment for our existing hospital and clinics, as well as our new flagship hospital during the nine months ended September 30, 2011 compared to $3.4 million in the same period of the previous year.

Financing Activities

Cash provided by financing activities was $0.8 million for the nine months ended September 30, 2011 as compared to $1.0 million provided by financing activities for the nine months ended September 30, 2010. Cash used in financing activities represented the repayment of a short-term loan of $0.9 million to Bank of Chengdu in February 2011. Because of our timely repayment and our good relationship with the bank, we renewed the loan of $0.9 million on March 31, 2011 and enter into a new loan of approximately $0.4 million with the bank on April 20, 2011. In addition, we also secured a loan of approximately $0.5 million with Huaxia Bank on June 13, 2011. Cash provided by financing also included cash capital contribution of $5,916 by our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Yixiang Zhang, our Chief Financial Officer Wenbin Zhu, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and quarterly reports on Form 10-Q for the fiscal periods ended March 31, 2011 and June 30, 2011 filed with the SEC contained a conclusion by the management that there are material weaknesses in the Company’s internal control over financial reporting as the following: (i) lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements; (ii) lack of standard chart of accounts and written accounting manual and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes; (iii) lack of an audit committee or other independent oversight over our management and internal controls; and (iv) lack of independent directors. We believe that the material weaknesses in our disclosure controls and procedures still exist.

Since December 2010 and through the quarter ended September 30, 2011, we have been working to take corrective steps. Our CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP. Also, we continue to search for experienced professionals, independent directors and set up audit committee when appropriate candidates are identified and sufficient funds are available to us. As we currently do not maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely impacted. No assurance can be given that we have identified all the material and significant internal controls weakness and we will be able to adequately remediate existing deficiencies in our internal controls. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal controls and to otherwise comply with the internal controls rules under Section 404(a) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

Except for the above, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

We are pursuing a strategy to expand our service network into new regions. Based on the Chengdu headquarters, we aim to expand our business into other cities of Sichuan province and nationwide. As of date, we have established a comprehensive cosmetology hospital, three new outpatient clinics in Yibin city, Leshan city and Zigong city, and are planning to set up the second flagship hospital in Chengdu.

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

Our future success is dependent upon the continued service of Mr. Yixiang Zhang, our founder and chairman and largest shareholder (pursuant to two call option agreements Mr. Zhang signed with a major shareholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our company for a nominal price within 5 years from the date of option and become the largest shareholder of the Company). We rely on his industry expertise and experience in our business operations, and in particular, his business vision, management skills, and working relationships with our employees, our other major shareholders and many of our customers. If he was unable or unwilling to continue in his present position, or if he joins a competitor or forms a competing company in violation of his employment agreement and non-compete agreement, we may not be able to replace him easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose his services.

Our expansion plan would be restricted by the need of updating our management systems and shortage of human resources.

With the expansion of our business, our management systems and shortage of human resources may become factors restricting our company’s development. We expand our business with a rapid speed, and our current management systems may not be timely updated and there might not be enough talents to be recruited. We will continue to establish and improve our management systems such as counter-crisis plans and organization & position design systems. We will also continue to enhance our medical care personnel’s training and continue our efforts in recruiting high-quality employees. We expect a budget of $150,000 to enhance our management systems in 2011. We will also continue to enhance our medical care personnel’s training system and continue our efforts in recruiting high-quality employees with $150,000 estimate expenditure in 2011. The total estimate amount spent on enhancing the management systems as well as on training and recruitment in 2011 is expected to be approximately $300,000. We will pay for the budget from our net earnings and working capital during 2011.

If we do not continue to expand and maintain an effective sales and marketing team, it will cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology services revenue.

Many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain and introduce our service offerings to our existing and potential customers. We will need to further increase the size of our sales and marketing staff as our business continues to grow. We may not be able to hire, retain, integrate or continue to motivate our current or new marketing personnel which would cause short-term disruptions of our operations, restrict our sales efforts and negatively affect our cosmetology services revenue. In 2009 and 2010, we have recruited 6 and 11 sales and marketing staff respectively. For the first 9 months of 2011, we have recruited 13 sales and marketing staff. For the members of sales team recruited in 2010, the average time of employment is 11 months as of September 30, 2011. For those recruited in 2009, the average time of employment is 21 months as of September 30, 2011. We expect to hire additional 5 sales employees for the rest period of 2011.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

To further expand our business into other cities, we opened three new outpatient clinics in Leshan, Yibin and Zigong cities in Sichuan province in the second half of 2010. The 9,263 square feet clinic in Leshan, the 8,851 square feet clinic in Yibin and the 13,912 square feet clinic in Zigong primarily provide a range of customized services including medical cosmetology, cosmetic surgery, cosmetic dentistry, and cosmetic dermatology. In the future, we plan to set up more new hospitals and outpatient clinics nationwide. As a result, we may require additional cash resources. We expect to need approximately $12.0 million to realize our plans for expansion in the next 3 years. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving certain U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved quickly.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, short sellers, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation could be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted. It could seriously affect our ability to raise money and our ability to uplist to major stock exchange, and your investment in our stock could be rendered worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

Date: November 14, 2011	By: /s/ Yixiang Zhang
Name: Yixiang Zhang
Title: Chief Executive Officer and Chairman

Date: November 14, 2011	By: /s/ Wenbin Zhu
Name: Wenbin Zhu
Title: Chief Financial Officer