Form 10-K
period 2012-12-31
China SHESAYS Medical Cosmetology Inc.
filed 2014-04-15
CIK 1401371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal years ended December 31, 2012 and 2011
For the three month period ending March 31, 2012
For the three and six month periods ending June 30, 2012
For the three and nine month periods ending September 30, 2012

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to_______

Commission file number: 333-144888

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
(Exact name of registrant as specified in its charter)

NEVADA	01-0660195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sichuan SHESAYS Cosmetology Hospital Co., Ltd.
New No. 83, Xinnan Road, Wuhou District
Chengdu City, Sichuan Province, PRC 610041
(Address of Principal Executive Offices)

(86)-028-8548-2277
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The number of shares outstanding of our common stock as of June 29, 2012, was 18,600,012  shares. The aggregate market value of the common stock held by non-affiliates (1,624,325 shares), based on the closing market price ($1.01 per share) of the common stock as of June 29, 2012 was $1,640,568.

There were a total of 18,600,012 shares of the registrant’s common stock outstanding as of April 14, 2014.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

China SHESAYS Medical Cosmetology Inc. (referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company) has not filed financial statements with the Securities and Exchange Commission (“SEC”) since the third quarter of the fiscal year ended December 31, 2011. The Company has been in communication with the SEC and is filing this  Comprehensive Annual Report on Form 10-K (hereinafter sometimes referred to as a “Comprehensive Form 10-K”) with the permission of the SEC. This Comprehensive Form 10-K includes the required late reports for the years ending December 31, 2012 and 2011. The filing also includes quarterly financial information for the three month period ending March 31, 2012, the three month and six month periods ending June 30, 2012, and the three month and nine month periods ending September 30, 2012.

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

Use of Certain Defined Terms

In this Form 10-K, unless indicated otherwise, references to:

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

•	“SHESAYS” refers to Sichuan SHESAYS Cosmetology Hospital Co., Ltd.

•	“BOAN” refers to Chengdu BOAN Investment Management Co., Ltd.

•	“China” and “PRC” refer to the People’s Republic of China, and “BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China; and

•
“U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB 6.3086 for its audited balance sheet at December 31, 2012; $1 = RMB 6.3585 for its audited balance sheet at December 31, 2011, which were determined based on the currency conversion rate at the end of each respective year. The conversion rates of $1 = RMB6.3116 is used for the consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2012, $1= RMB6.4640 is used for the year ended December 31, 2011, which were based on the average currency conversion rate for each respective year.

PART I

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

The services provided in cosmetic surgery department include eye shaping, facial contouring, rhinoplasty, face shaping, wrinkle elimination, breast surgery, chiloplasty, liposuction, ear reshaping, and gynecological and male plastic surgery. The cosmetic dermatology department provides such services as laser depilation, acne/pock removal, facelifts and skin tightening and wrinkle reduction using Cutera Titan, laser whitening, pore minimizing, and skin rejuvenation. The cosmetic dentistry department offers services including optical fluoride whitening, repairs of uneven dentures, implants of porcelain and Cercon teeth, orthodontic treatments, comfortable painless teeth cleanings, complex tooth extractions, orthodontic caries-prevention and correction for children, and invisible / adult orthodontics.

TCM is a system of medical treatment practiced within Chinese culture. The foundations of TCM are rooted in using herbal medicine, acupuncture and osteopathy for the prevention of or treating of illnesses, or for promoting health and general well-being. Cosmetic TCM uses aspects of TCM, such as acupuncture and moxibustion, to provide cosmetic services, such as to dispel freckles, to aid in weight loss, or to enhance the endocrine system. The major difference between Chinese and Western medicine is that Chinese medicine focuses on “health“ rather than on “healing“ promoting the overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness.

Headquartered in Chengdu, Sichuan province, PRC, SHESAYS aims to expand its business outside of Chengdu. In 2010, SHESAYS established three new outpatient clinics in the cities of Yibin, Leshan and Zigong, Sichuan province, and in the third quarter of 2011, SHESAYS launched a new flagship comprehensive cosmetology hospital in Chengdu.

Corporate History

We were first incorporated on January 18, 2002 in Nevada under the name “Klean Kast Solutions, Inc”. On April 22, 2007, we filed amended and restated articles and changed our name to “SN Strategies Corp.” Prior to the consummation of the June 2010 Business Combination (as defined below), we were a shell company with nominal operations and nominal assets (as defined by Rule 12b-2 of the Exchange Act).

On June 7, 2010, we acquired all of the issued and outstanding common stock of Perfect Support Limited, which was first incorporated in the British Virgin Islands on January 15, 2010 and is herein referred to as “Perfect Support” (the “June 2010 Business Combination”). As consideration for the acquisition of Perfect Support, 13,500,012 of the total 18,000,012 shares of the Company’s common stock issued and outstanding following the merger were issued to the stockholders of Perfect Support and their designees, 4,230,000 shares of the Company’s common stock were purchased by Techno Meg Limited, a majority stockholder of Perfect Support, and Leading Pioneer Limited, a minority stockholder of Perfect Support, from certain original stockholders of the Company subject to and in conjunction with and immediately after the closing of the merger, and the remaining 270,012 shares were retained by the original stockholders of the Company.

Perfect Support is the owner of all of the registered capital of BOAN. BOAN was first organized under the laws of the PRC as a wholly-owned foreign enterprise on April 27, 2010. On April 27, 2010, BOAN entered into a series of contractual agreements with SHESAYS and the stockholders of SHESAYS under which BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. SHESAYS and its subsidiaries agreed to pay 100% of their residual returns to BOAN. Based on these contractual arrangements, Perfect Support, through BOAN, became the primary beneficiary of SHESAYS and its subsidiaries.

In connection with the June 2010 Business Combination, our name was changed to “China SHESAYS Medical Cosmetology Inc.” in order to better align our name with our cosmetology business. Our shares are quoted on the OTC Pink market tier of the OTC Markets Group Inc. (formerly the Pink Sheets), under the symbol CSAY.PK, whereas before our name change, our shares were quoted  on the OTC Bulletin Board  under the symbol SNGI.OB.

PRC Structure

Substantially all of our operations are conducted in China through BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries. SHESAYS and its subsidiaries directly operate our cosmetology hospitals. SHESAYS is owned by five PRC citizens, including Yixiang Zhang, Wenhui Shao, Xingwang Pu, Ning Liu and Bing Fang, with shareholdings in SHESAYS of 45%, 15%, 15%, 15% and 10%, respectively. Currently, Yixiang Zhang is the Chairman and General Manager of SHESAYS and is the Chairman and CEO of the Company. Wenhui Shao is a director and the President of SHESAYS and is the President of the Company. Xingwang Pu is a director and the President of Technology of SHESAYS and is the Chief Technology Officer of the Company. Both Ning Liu and Bing Fang are directors of SHESAYS.

BOAN has entered into contractual arrangements with SHESAYS and stockholders of SHESAYS, pursuant to which:

(i)	we are able to exert effective control over SHESAYS and its subsidiaries;

(ii)	a substantial portion of the economic benefits of SHESAYS and its subsidiaries will be transferred to us; and

(iii)	BOAN or its designee has an exclusive option to purchase:

(a)	all or part of the equity interests in SHESAYS,

(b)	all or part of the equity interests in SHESAYS’s subsidiaries that are owned by SHESAYS or its nominee holders, or

(c)	all or part of the assets of SHESAYS,

in each case when and to the extent permitted by PRC law.

Agreements that Transfer Economic Benefits to Us

Pursuant to the contractual arrangements between BOAN and SHESAYS (and its stockholders), BOAN provides management and consulting services to SHESAYS (and its subsidiaries) in exchange for service fees. The service fees are equal to 100% of the residual returns of SHESAYS (and its subsidiaries) and can be waived by BOAN from time to time in its sole discretion.

Pursuant to the Supplementary Agreement to the Exclusive Service Agreement, dated March 22, 2011, BOAN and SHESAYS agreed that, in order to support the strategic expansion plan of SHESAYS in China, BOAN would waive the service fees to be paid by SHESAYS for three years commencing from April 27, 2010. This Agreement enabled SHESAYS to more effectively execute its business expansion plan, launch its flagship hospital in Chengdu and establish additional cosmetology hospitals in various locations throughout China.

Agreements that Provide Effective Control over Sichuan SHESAYS and its Future Subsidiaries

We have entered into the following agreements with SHESAYS (and its stockholders and its subsidiaries) that provide us with effective control over SHESAYS (and its subsidiaries):

(i)	an exclusive service agreement, pursuant to which SHESAYS (and its subsidiaries) irrevocably entrust to BOAN

(a)	the right to manage the operations of SHESAYS (and its subsidiaries), and

(b)	the responsibility and authority of the stockholders and directors of SHESAYS (and its subsidiaries);

(ii)	a voting rights proxy agreement, pursuant to which the stockholders of SHESAYS (and its subsidiaries) have granted the designees of BOAN the rights

(a)	to appoint directors and senior management of SHESAYS (and its subsidiaries), and

(b)	to exercise all of the other voting rights of stockholders of SHESAYS (and its subsidiaries), as the case may be, as provided under the articles of association of each such entity;

(iii)	a call option agreement, pursuant to which:

(a)	neither SHESAYS nor any of its subsidiaries may enter into any transaction that could materially affect its assets, liabilities, equity or operations without the prior written consent of BOAN;

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

(iv)	an equity pledge agreement pursuant to which each of the stockholders of SHESAYS

(a)
has pledged his or her equity interest in SHESAYS (and its subsidiaries), as the case may be, to BOAN to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of SHESAYS (and its subsidiaries) under the exclusive services agreement, the call option agreement, and the voting rights proxy agreement described above, and

(b)	has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in SHESAYS (or its subsidiaries) without the prior written consent of BOAN.

The following chart reflects our organizational structure as of the date of this report.

Our Products and Services

We specialize in cosmetology treatments, integrated medical treatment and medical training. At present, we have such core clinical departments as cosmetic surgery, cosmetic dermatology, cosmetic dentistry, cosmetic traditional Chinese medicine (“TCM”). Services include cosmetic plastic surgery, skin care, cosmetic dentistry and cosmetic TCM.

Services provided in cosmetic surgery include eye shaping, facial contouring, rhinoplasty, face shaping, wrinkle elimination, breast surgery, chiloplasty, liposuction, ear reshaping, and gynecological and male plastic surgery. The cosmetic dermatology department provides services such as laser depilation, acne/pock removal, facelift and wrinkle reduction using Cutera Titan, laser whitening, pore minimizing, and skin rejuvenation. Services provided by the cosmetic dentistry department include optical fluoride whitening, repairs of uneven dentures, porcelain and Cercon tooth implants, orthodontic treatments, comfortable and painless teeth cleaning, complex tooth extraction, orthodontic caries-prevention and correction for children, and invisible / adult orthodontics.

TCM is a system of medical treatment practiced within Chinese culture. The foundations of TCM are rooted in using herbal medicine, acupuncture and osteopathy for the prevention of or treating of illnesses, or for promoting health and general well-being. Cosmetic TCM uses aspects of TCM, such as acupuncture and moxibustion, to provide cosmetic services, such as to dispel freckles, to aid in weight loss, or to enhance the endocrine system. The major difference between Chinese and Western medicine is that Chinese medicine focuses on “health” rather than on “healing” promoting the overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness.

Our Market

The Cosmetic surgery industry, though in the early stages of development in China, is expanding rapidly and attracts more and more working class customers. Along with the growth in customers and providers, private capital investments in this industry have also increased.

Comparing the statistics of the U.S. and China with respect to our industry reveals that there is huge growth potential in this market. The GDP per capita of U.S. was 8.5 times more than that of China in 2012 while its per capita medical cosmetic consumption was 56 times more than that of China. The medical cosmetic consumption of the U.S. accounted for 0.41% of its GDP per capita while for China it was only 0.09% of GDP. According to the data from National Statistics Bureau of China, China had a population of 1,354,040,000 in 2012, consisting of 659,810,000 urban dwellers, 660,090,000 females and 1,004,030,000 persons between the ages of 15 and 64. Presently, females between the ages of 20 and 45 account for 80% of the cosmetic surgery consumption and urban residents also account for 80% of the total. Also, the figure is expected to grow with the development of the market and the tastes of the Chinese consumer. Thus, China’s medical cosmetic industry has a large market space and great development potential.

Marketing

We market our cosmetology services directly to the customers. Our marketing strategy consists of the following five sub-strategies: promotions, advertisements, internet marketing, our three-level cosmetic service model and our membership management system.

Promotions

Our promotions mainly include:

•	General sales promotions, general discounts for group purchases, coupons and other such promotions;

•
Promotions for specific treatments such as group purchases of specific treatments like depilation, spot-removal and teeth-whitening procedures; large-scale promotion activities during the holiday seasons; and large-scale marketing activities.

Advertisements

Based on our marketing analysis, our advertisements primarily target female customers between the ages of 20 and 35 and we advertise on different media. In terms of advertisements, we follow the following principles:

•	Combination of traditional media and interactive media;

•	Advertisement coverage on major media;

•	Increasing exposure at media and cosmetology conferences to obtain new customers from higher segment markets.

Internet Marketing

Our internet marketing is also one of the important components of our brand strategy and plays a vital role in our brand development. Through our official website (www.xichan.cn), we perform “experience marketing” and “consultation marketing” on the internet.

•
Internet experience marketing: it mainly promotes our services, medical experts, advanced equipment and hospital information via text, graphics, audio and video so that the potential customers on the internet can understand the scope of our services and our hospital.

•
Internet interaction marketing: we apply comprehensive internet marketing strategies and professional internet marketing technology. The potential customers and our medical consultants can communicate with each other through multiple real-time communication tools. Users can see the contact information of the consultants on each page. They can communicate through text, video and audio chat, which enable us to immediately communicate with customers and establish our brand name.

Three-level Cosmetic Service Model of SHESAYS

We have developed a three-level model business plan and began executing the business plan in 2010. We have developed two levels of services and expect to realize the three-level service model in the next three to five years.

The three-level service model is an important component of our marketing strategy. At the first level, through specialty medical cosmetology hospitals, we mainly provide advanced medical cosmetic services including comprehensive plastic surgery services, and large operation projects. At the second level, through clinics and outpatient departments in secondary markets, we focus on simple cosmetic operations and laser skincare procedures. At the third level, through skincare centers, we provide daily skin care management, consulting, expert diagnosis and other daily beauty services.

We have established two hospitals in Chengdu, which is the regional central city of Southwest China. These two comprehensive cosmetic surgery hospitals provide comprehensive plastic surgery services for SHESAYS’s customers in the region, including a full range of cosmetic services in the fields of plastic surgery, skin care, cosmetic dentistry and cosmetic TCM, with an emphasis on major, complex and sophisticated plastic surgery.

We also offer simple cosmetic operations services, such as non-invasive surgery services, in clinics/outpatient departments that are established in secondary markets such as Yibin, Zigong and Leshan. With the advantages of laser application, non-invasive surgery can be completed in these clinics/outpatient departments, while major, sophisticated and high-end operations are transferred to the hospitals.

SHESAYS will also establish skincare centers in cities throughout Sichuan where we will offer daily skin care consulting, expert diagnosis and other daily beauty services. Through these skincare centers, we can attract more consumers with professional services and periodic expert diagnosis activities, and establish a large membership database. This will help provide a massive and stable potential customer foundation for the cosmetic surgery hospitals and medical cosmetic clinics/outpatient departments.

The three-level service model will allow the Company to focus its resources on the most relevant procedures and benefit from long-term customer relationships.

Membership Management System

According to the three-level service model, we will establish cosmetic clinics and skincare centers in second tier cities throughout Sichuan. The skincare centers will not only carry out brand promotion activities of SHESAYS, but also will help populate our member database for our flagship hospitals and secondary cosmetic clinics.

Competition

Competitors

We compete with some of the largest cosmetology hospitals in Southwest China, such as Huamei Zixin Medical Cosmetology Hospital and Chengdu Dahua Medical Plastic Hospital. We compete for plastic surgery clients primarily on the basis of network size and coverage, location, price, technical abilities, the range and the quality of services that we offer and our brand name. We compete for our other services based on our technical abilities, location, price as well as the quality of services.

Competitive Advantages

Compared to our competitors, we have the following competitive advantages:

Personnel advantage: in order to ensure access to qualified doctors and personnel, the Company cooperates with medical schools in Sichuan, Jiangxi and Shanxi and has established a training system to provide internship opportunities for future professionals and build a talent pipeline for senior doctors and general practitioners. Most of our competitors are reluctant to train new professionals and only rely on offering high salaries to attract professionals.

Management advantage: Our senior management is comprised of marketing experts in the medical industry and qualified experts and talents in the cosmetic surgery industry.

Equipment advantage: Our primary medical equipment is imported from the world-class manufacturers such as U.S.-based Candela, Cynosure, and Cutera, Germany based Fotona, etc.

We also compete for such business as esthetic dentistry, gynecological and male plastic surgery with private dental clinics and cosmetology departments in regular public hospitals. In china, most of the private dental clinics are very small in size, usually one dentist and one small room for each clinic. Our esthetic dentistry department has a technological advantage over private dental clinics as we are focusing on teeth whitening and orthodontistry and are equipped with advanced equipment.

Suppliers of Raw Materials

Our raw materials include plastic surgery materials, cosmetics, medicine, and dental materials. We have two major suppliers to supply us with botox and prosthesis. Botox injection is one of the most effective rhytidectomy that is commonly used in cosmetology. Prosthesis is used in breast implants as stuffing. We purchased botox from Sichuan Hengda Biology Products Limited in 2011 and the supplier accounted for 14% of our total purchase amounts in 2011. We purchase botox from Sichuan Hengda Biology Products Limited andSichuan DeSichuan Deyin Medicine Limited in 2012 and each supplier accounted for 15% and 11% of our total purchase amounts in 2012, respectively. We do not have principal suppliers for other materials. We also do not rely on any of suppliers for our raw materials as we can easily find substitute suppliers.

Our Customers

Our customers are mainly individual consumers and we do not rely on any of them. The number of our customers increased approximately 9.0% to 27,984 in 2011 from 25,682 in 2010 and 11.3% to 31,146 in 2012 from 27,984 in 2011.  In 2012, we served 1990 male customers and 29,156 female customers, compared to 1,932 male customers and 26,052 female customers in 2011. In 2011, we served 1932 male customers and 26,052 female customers, compared to 1,960 male customers and 23,722 female customers in 2010.  In 2011 and 2012, we sponsored several significant events such as the “18th World Aesthetic Medicine Conference”, “Westlife Farewell World Tour” in Chengdu, “2011 National Documentary Reporting Activities” of Chengdu Evening Newspaper, etc. We continued our cooperation with traditional media outlets such as TV stations and local newspaper. In addition, we used new media such as mobile phones as well as web marketing to enhance our brand name. These marketing methods contributed to the growth of revenue in 2012 and 2011.

Intellectual Property

Mr. Yixiang Zhang, our CEO, owns a trademark registered at the State Administration for Industry and Commerce of China, namely, “西蝉” (translated as “SHESAYS” in English). Mr. Zhang has entered into an agreement with SHESAYS to allow SHESAYS to use the trademark without monetary charge or otherwise. The trademark of “西婵” will appear as our core brand and its registration will expire in 2017.

In addition, SHESAYS registered two trademarks with the State Administration for Industry and Commerce of China, namely, “SHESAYS” and “钧阁”, the latter of which is translated as “Junge” in English and will appear in our clinics and skincare centers. The registrations of “SHESAYS” and”均阁” will both expire in 2020. Generally, we can renew our registrations when the registration of the trademarks expires.

Governmental Approval of Principal Products or Services

PRC regulations require any foreign entity that invests directly in the medical services industry in China to have operations in the medical industry outside of China. Also, no foreign entity is allowed to set up a wholly-owned medical institute in China. However, a foreign entity is permitted to set up a medical institute as a joint venture with Chinese entities. Foreign investors are permitted to hold up to 70% of the shares of the joint venture medical institute.

Currently, we do not directly provide any medical services outside of China and therefore, according to PRC regulations, we are not qualified to operate a medical service business in China. Since we do not directly operate a medical services business outside of China, our domestic PRC subsidiary, BOAN, which is considered foreign-invested, is currently ineligible to apply for the required medical services licenses in China. Thus, our medical services business is currently provided through contractual arrangements with our consolidated affiliated entities in China, SHESAYS and its subsidiaries. SHESAYS is owned by five PRC citizens, including Yixiang Zhang, Wenhui Shao, Xingwang Pu, Ning Liu and Bing Fang, with shareholdings in SHESAYS of 45%, 15%, 15%, 15% and 10%, respectively. SHESAYS and its subsidiaries hold the requisite licenses to provide medical services in China (See Sections of Corporate History and PRC Structure under Item 1: Business for more details). The medical licenses for our headquarters hospital will expire in 2025, the medical license for our flagship hospital does not have expiration date, and the medical licenses for the clinic at Zigong will expire in 2040. The medical licenses for clinics at Yibin and Leshan do not have expiration dates, but the business licenses, which can usually be renewed when they expire, will expire in 2014.

Regulations

Because our operations are based in China, we are regulated by the national and local laws of the People’s Republic of China. The cosmetology industry is generally subject to state, local laws and regulations relating to environment, health, and safety. Currently, there are two regulations in effect, the “Interim Regulation on Medical Cosmetology Service” and “The Basic Standard of Medical Cosmetology Institutions and Departments.” We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. We believe that our operations are in compliance with the laws and regulations, including environmental laws, and that there have been no violations that would have a material effect on us. The cost of compliance with these laws and regulations, including environmental laws, is not expected to have a material financial impact on our operations.

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and prior approval of the Chinese government is still required for purchase of foreign currencies for capital account transactions.

Our Research and Development

We do not have independent research and development activities, however, our medical specialists participate in industry training in order to update of their professional knowledge. We also invite outside specialists to our hospital to do research, though the costs associated with such activities are not material.

Employees

We had 396 full-time employees as of December 31, 2012, including 253 in administration, finance, marketing and other supporting departments, and 143 in medical service business departments. We had 483 full-time employees as of December 31, 2011, including 271 in administration, finance, marketing and other supporting departments, and 212 in medical service business departments. We did not have any part-time employees in 2012 and 2011.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects or our treatments or procedures are claimed to be malpractice. While we take what we believe are appropriate precautions, we may not be able to avoid significant product liability or malpractice exposure. We currently do not have product liability insurance or malpractice insurance. Although we have yet to face a product liability claim or a malpractice claim, an assertion of this type of claim could have a material adverse  effect on our business, financial condition and results of operations.

Our medical care personnel may commit errors during surgery, and our clinics may experience incidents, the occurrence of which could adversely affect our ability to generate revenue from our cosmetology services, and our financial condition and results of operations.

Medical care personnel may commit errors during surgery, and clinical test products may be risky. If an event of serious medical negligence or malpractice occurs, our brand image would be severely impaired, which would adversely affect our ability to generate revenue from our cosmetology services and our financial condition and results of operations.

There may be more advanced appliances and equipment or diagnosis and treatment methods available and such availability may constitute a competitive disadvantage for SHESAYS.

We need to continuously upgrade our techniques and equipment to maintain our competitive advantage. There may be more advanced appliances and equipment or diagnosis and treatment methods available that we do not currently possess or use and such availability may constitute a competitive disadvantage for SHESAYS. In order to avoid such a disadvantage, we will continue to strengthen employee training to enhance professional abilities and also continue to raise our research level, operative skills and update our equipment to maintain our leading status in cosmetology techniques in the region; however we cannot guarantee that such efforts will be effective or that we will not be adversely affected by such a competitive disadvantage in the future.

Our revenue is particularly sensitive to changes in economic conditions and cosmetology trends.

Demand for our cosmetology services, and the resulting cosmetology spending by our clients, is particularly sensitive to changes in general economic conditions and their disposable incomes. During periods of economic downturn, people may reduce the money they spend on cosmetology, which may materially and adversely affect our ability to generate revenue from our cosmetology services, and our financial condition and results of operations.

A substantial majority of our revenues are currently concentrated in Chengdu. If the city experiences an event negatively affecting its cosmetology industry, our ability to generate adequate cash flow would be materially and adversely affected.

Though we will expand our business throughout Sichuan Province, a substantial majority of our revenues are currently generated in Chengdu (87.8% of the total revenue in 2012). We expect Chengdu to continue to be our primary sources of revenue. If the city experiences an event negatively affecting its cosmetology industry, such as a serious clinical incident, negative changes in government policy, or a natural disaster, our ability to generate adequate cash flow would be materially and adversely affected.

We may not be able to successfully expand our business network into new regions, which could harm or reverse our growth potential and our ability to increase our revenues, or even result in a decrease in revenues.

We are pursuing a strategy to expand our service network into new regions. Using our Chengdu headquarters as a base, we aim to expand our business into other cities in Sichuan province and throughout China. As of December 31, 2012, we have established a comprehensive cosmetology hospital and a recently established flagship hospital in Chengdu, and three new outpatient clinics in the cities of Yibin, Leshan and Zigong.

In new cities, we may compete with local competitors and encounter new difficulties, which could harm or reverse our growth potential and our ability to increase our revenues, or even result in a decrease in revenues.

We face intense competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We compete with some of the largest cosmetology hospitals in southwest China such as Huamei Zixin Medical Cosmetology Hospital and Chengdu Dahua Medical Plastic Hospital. We compete for plastic surgery clients primarily on the basis of network size and coverage, location, price, technical ability, the range and the quality of services that we offer and our brand name. We also compete with private dental clinics and cosmetology departments in regular public hospitals for clients for services such as esthetic dentistry and gynecological and male plastic surgery.

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

We depend on the leadership and services of Mr. Yixiang Zhang, who is our founder and Chairman, and our business and growth prospects may be severely disrupted if we lose his services.

Our future success is dependent upon the continued service of Mr. Yixiang Zhang, our founder, CEO and Chairman (who holds the option to become our largest stockholder pursuant to an agreement Mr. Zhang signed with a major stockholder of the Company on April 27, 2010 under which he is able to purchase 8,970,012 shares of the common stock of our Company for a nominal price within five years of the execution date of such agreement).

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

Our expansion plan would be hindered by our need to update our management systems and our shortage of human resources.

With the expansion of our business, our management systems and shortage of human resources may become factors restricting our Company’s development. We have in the past and plan in the future to expand our business with a rapid speed, and our current management systems may not be timely updated and we may not be able to recruit enough talent to keep pace with our management needs. We will continue to establish and improve our management systems such as counter-crisis plans and organization & position design systems. We expect a budget of $200,000 to enhance our management systems in 2014. We estimate that we will also spend $200,000 in 2014 in order to continue to enhance our medical care personnel’s training system and continue our efforts in recruiting high-quality employees. However, even with such expenditures, we cannot assure you that we will not be adversely affected by a failure to update our management system or satisfy our talent needs.

If we do not continue to expand and maintain an effective sales and marketing team, we may experience short-term disruptions in our operations and sales efforts and negative effects on our revenue from cosmetology services.

Many of our sales and marketing personnel have only worked for us for a short period of time. We depend on our marketing staff to explain and introduce our service offerings to our existing and potential customers. We will need to further increase the size of our sales and marketing staff as our business continues to grow. We may not be able to hire, retain, integrate or continue to motivate our current or new marketing personnel resulting in short-term disruptions of our operations and our sales efforts and negative effects on revenues from our cosmetology services.

In 2011 and 2012, we recruited 20 and 13 sales and marketing staff, respectively. We expect to hire additional 10 sales employees in 2014. However, we cannot assure you that we will be successful in our hiring campaign and that we will not be negatively impacted by any shortcoming in such efforts.

We may need additional capital and we may not be able to obtain it, which could adversely affect our liquidity and financial position.

To further expand our business into other cities, we have recently opened three new outpatient clinics in Leshan, Yibin and Zigong cities in Sichuan province. The 9,263 square feet clinic in Leshan, the 8,851 square feet clinic in Yibin and the 13,912 square feet clinic in Zigong primarily provide a range of customized services including medical cosmetology, cosmetic surgery, and cosmetic dermatology. In 2011, we finished construction of a new flagship hospital and completed installation and testing of the medical devices. The new flagship hospital was launched in the third quarter of 2011.

In the future, we plan to establish more new hospitals and outpatient clinics nationwide. As a result, we may require additional cash resources. We expect to need approximately $15 million to realize our plans for expansion in the next three years. Thus, in order to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perceptions of, and demand for, securities of alternative cosmetology hospitals;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	PRC governmental regulation of foreign investment in cosmetology hospitals in China;

•	economic, political and other conditions in China; and

•	PRC governmental policies relating to foreign currency borrowings.

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

We maintain a system of internal controls and procedures and prepare our financial reports according to U.S. GAAP. However, the Company currently does not have an U.S. GAAP expert on its staff and does not have an audit committee or independent directors, and has not established independent oversight over our management and internal controls.

Thus we believe our internal controls over financial reporting were not effective as of December 31, 2012 and 2011. Since December 2010, we have been working to take remedial steps with respect to the internal controls in question. Our CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP via the internet. As we currently do not maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investors’ confidence and the market price of our stock may be adversely impacted.

Risks Relating to Regulation of Our Business and to Our Structure

If the PRC government finds that the agreements that establish the structure for operating our business in China do not comply with PRC governmental restrictions on foreign investment in the medical industry, we could be subject to severe penalties.

Substantially all of our operations are or will be conducted through our indirectly wholly-owned operating subsidiaries in China, (which we collectively refer to as our PRC Operating Subsidiaries), which have contractual arrangements with our consolidated affiliated entities in China (which we collectively refer to as our PRC Operating Affiliates). PRC regulations require any foreign entity that invests directly in the medical services industry in China must directly control operations in the medical industry outside of China. In addition, a foreign entity is not allowed to set up a wholly-owned medical institute in China. However, a foreign entity is permitted to hold up to 70% of the stock of a joint venture medical institute that it has established with Chinese entities.

Currently, we do not directly control any operations in the medical industry outside of China and, therefore, under PRC regulations are not eligible to apply for the required medical services licenses in China. However, our indirect PRC Operating Affiliates are eligible for the required licenses for providing medical services in China and have obtained such licenses. We have been using and are expected to continue to use these PRC Operating Affiliates to operate a significant portion of our medical business for the foreseeable future. We have entered into contractual arrangements with these PRC Operating Affiliates, pursuant to which we, through our PRC wholly-owned foreign enterprise subsidiary, provide technical support and consulting services to our PRC Operating Affiliates. In addition, we have entered into agreements with our PRC Operating Affiliates and each of their stockholders that provide us with substantial ability to control these affiliates and their existing and future subsidiaries.

If we, our existing or future PRC Operating Subsidiaries, or our PRC Operating Affiliates are found to be in violation of any existing or future PRC laws or regulations or otherwise fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates cosmetology hospitals, would have broad discretion in dealing with such violations. The penalties they may impose could include but are not limited to the following:

•	revoking the business and operating licenses of our PRC Operating Subsidiaries or PRC Operating Affiliates;

•	discontinuing or restricting the operations of our PRC Operating Subsidiaries or PRC Operating Affiliates;

•	imposing conditions or requirements with which we or our PRC Operating Subsidiaries or PRC Operating Affiliates may not be able to comply;

•	requiring us or our PRC Operating Subsidiaries or PRC Operating Affiliates to restructure the relevant ownership structure or operations; or

•	restricting or prohibiting our use of the proceeds of future offerings to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with SHESAYS and its subsidiaries and stockholders for a substantial portion of our China operations, and such arrangements may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with SHESAYS and its subsidiaries and stockholders to operate our medical business. For a description of these contractual arrangements, see the section entitled “PRC Structure” herein. These contractual arrangements may not be as effective in providing us with control over SHESAYS as direct ownership. If we had direct ownership of SHESAYS, we would be able to exercise our rights as a stockholder to effect changes in the board of directors of SHESAYS and the board of directors, in turn, could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under our current contractual arrangements, as a legal matter, if SHESAYS or any of its subsidiaries or stockholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements. We also may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective.

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

There are affiliates on both sides of our contractual arrangements. For example, Mr. Zhang is our Chairman and Chief Executive Officer and has the option to become our largest stockholder (pursuant to an agreement Mr. Zhang signed with a major stockholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our Company for a nominal price within five years from the execution date of such agreement). At the same time, Mr. Zhang is the CEO and Chairman of the board of our Chinese operating company SHESAYS and holds 45% of the equity of SHESAYS.

Since affiliates stand on both sides of certain agreements that are critical to our business operations, it would be easy to terminate or modify these agreements. As a result, since these agreements and our affiliates are governed by PRC law, our unaffiliated investors would have little or no recourse since all of the assets of our operating entities are located in China and we do not have any other assets or any revenues from other sources other than from our interest in our subsidiaries and their affiliates established by these agreements. Under PRC law, disputes over contractual arrangements are often resolved through arbitration or litigation. Affected stockholders may be limited to seeking damages as PRC courts may be reluctant to grant specific performance.

In addition, these relationships may pose potential conflicts of interest. When the interests of these affiliates diverge from our interests, they may be required to exercise their influence in the best interests of both us (or our stockholders) and another related entity and its owners. Some decisions concerning our operations or finances may present conflicts of interest between us and the other entity, person or its/his affiliates. There is no mechanism in place to resolve these conflicts of interest, and applicable law may also prohibit a stockholder from successfully challenging a transaction with an affiliate if the transaction received the requisite vote of our disinterested directors who received full disclosure of the existence and nature of the conflict.

Our business operations may be affected by legislative or regulatory changes.

The regulatory department of the government may issue new rules and regulations which may impose higher requirements for our operations, the qualifications of employees or the types of equipment we use. Changes in laws and regulations or the enactment of new laws and regulations governing plastic surgery, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations. Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in China, our liquidity and access to capital and our ability to operate our business.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past, growth has been uneven, both geographically and economically. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, under current PRC regulations, any foreign entities that invest directly in the medical services industry are required to direct control over operations in the medical industry outside of China. In addition, a foreign entity is not allowed to set up a wholly-owned medical institute in China. However, a foreign entity is permitted to hold up to 70% of the shares of a joint venture medical institute set up with Chinese entities. Also, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency- denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, in order to slow down specific segments of China’s economy which it believed to be overheating, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system embodies uncertainties that could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 30 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary, BOAN, is a wholly foreign-owned enterprise, which is an enterprise incorporated in China and wholly-owned by foreign investors. BOAN is subject to laws and regulations applicable to foreign investment in China in general, and laws and regulations applicable to wholly foreign-owned enterprises in particular.

However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protections that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult than in more developed legal systems to predict the outcome of administrative and court proceedings and the extent of the legal protections that we actually have. For example, these uncertainties may impede our ability to enforce the contracts we have entered into with SHESAYS and its subsidiaries. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the medical industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with SHESAYS and its subsidiaries, and other foreign investors.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activity, and a failure by our stockholders who are PRC residents to prepare and file any of the required applications and documents pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

The PRC National Development and Reform Commission, or the NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our stockholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

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

Contractual arrangements we have entered into with our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties. We did not obtain any tax savings from the contractual arrangements we entered into with our subsidiaries and affiliated entities, and we do not expect there will be any tax savings in the future associated with such contracts. However, we cannot assure you that we will not nevertheless be subject to penalties assessed by the PRC tax authorities based upon such contractual arrangements.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions. In the event that the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay such taxes, together with late-payment interest and penalties.

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

Substantially all of our revenues and operating expenses are denominated in RMB. The RMB is currently convertible and is included under “current account”, which includes dividends, trade and service-related foreign exchange transactions, but is not included under “capital account”, which includes foreign direct investment and loans. Currently, BOAN may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in RMB to fund our business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect BOAN’s ability to obtain foreign exchange through a debt or equity financing, including by means of loans or capital contributions from us.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because our earnings and cash and cash equivalent assets are denominated in RMB, fluctuations in exchange rates between the U.S. dollar and the RMB will affect the relative purchasing power of our revenue and our balance sheet and earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Since July 2005 the RMB is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day. This change in policy has resulted in the gradual increase in the value of the RMB against the U.S. dollar over time. Between July 2005, when China began its RMB exchange rate reform, and the end of 2012, the value of the RMB has appreciated by 31.2% against the U.S. dollar. The RMB may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which the RMB is currently valued or it may be permitted to enter into a full float, which may also result in significant appreciation or depreciation of the RMB against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we might issue in the future, which will be paid in U.S. dollars, and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We do not intend to enter into any hedging transactions. Even if we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Because our funds are held in banks in uninsured PRC bank accounts, the failure of any bank in which we deposit our funds could affect our ability to continue our business.

Funds on deposit at banks and other financial institutions in the PRC are often uninsured. A portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business. At the end of 2012, our funds deposited in six banks, including Bank of Chengdu, Citic Bank, Shenzhen Development Bank, Bank of China, Chengdu Rural Commercial Bank and Agriculture Bank of China, accounted for 4.4% of our total assets. There is a small probability that these banks will fail, and we believe the failure of any single bank would not affect our ability to continue our business as our business has minimal accounts payable and has great capability to generate cash revenue on a day-to-day basis.

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

Risks Related to Doing Business in China

Chinese corporate income tax laws could adversely affect our business and our net income.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, effective January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, which further interpreted the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities.

Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if

(i)	its senior management in charge of daily operations reside or perform their duties mainly in China;

(ii)	its financial or personnel decisions are made or approved by bodies or persons in China;

(iii)	substantial assets and properties, accounting books, corporate seals, board and stockholder minutes are kept in China; and

(iv)	at least half of its directors with voting rights or senior management often reside in China.

A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as China SHESAYS Medical Cosmetology Inc. and Perfect Support Limited. Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, the PRC income tax rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides that reduces or exempts the entity from the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and thus be subject to PRC taxes. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign stockholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to impose controls on credit or prices, or to take other actions that could inhibit economic activity in China and thereby harm the market for our products and our Company.

Our business is largely subject to the uncertain legal environment in China and our legal protections could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign-invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly. Thus, their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign-invested enterprises to hold licenses and permits such as requisite business licenses.

In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all of the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to serve service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations, subsidiaries, personnel, or affiliates.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the PRC government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflicts.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and an inflexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the other OECD member countries.

The value of our securities will be affected by the currency exchange rate between the U.S. dollar and the RMB.

The value of our common stock will be affected by the foreign exchange rate between the U.S. dollar and the RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent after conversion of our RMB to U.S. dollars would be reduced.

Our procurement strategy is to diversify our suppliers both in the PRC and overseas. And some of our raw materials and major equipment are currently imported. These transactions are often settled in U.S. dollars or other foreign currencies. In the event that the U.S. dollars or other foreign currency appreciates against the RMB, our costs will increase. Our profitability and operating results will suffer if we cannot pass the resulting cost increase on to our customers. In addition, because our sales to international customers are growing, we are subject to the risk of foreign currency depreciation.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers’ demand for our products and services.

All of our operations are conducted in China and parts of our revenues are generated from sales to businesses operating in China. Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy though such changes may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

The implementation of the PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

The current employment contract law became effective on January 1, 2008 in China. It imposes stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the  Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated at the rate of three times their normal daily salary for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

Risks Relating to Regulation of Our Common Stock

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Mr. Yixiang Zhang is our chief executive officer and currently, the sole member on the Board of Directors. Pursuant to an agreement Mr. Zhang signed with a major stockholder of the Company on April 27, 2010, Mr. Zhang is able to purchase 8,970,012 shares of the common stock of our Company for a nominal price within five years of the execution date of such agreement and if he executes such a purchase he will become the largest stockholder of the Company. See “Certain Relationships and Related Transactions.” Accordingly, Mr. Zhang and other executive officers who hold the Company’s common stock are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders vote for the transaction.

Our failure to file on time our Form 10-K for the years ended December 31, 2011 and 2012 with the SEC limits our access to the public securities markets, and resulted in our common stock being removed from the OTCBB, which could adversely affect the liquidity of our common stock.

We did not file our Form 10-K for the fiscal years ended December 31, 2011 and 2012 with the SEC on time. The delay in filing our Form 10-K for the year ended December 31, 2011 and 2012 resulted in the loss of our quotation privileges, on the Over-The-Counter Bulletin Board (“OTCBB”) and the liquidity for our common stock could be adversely affected by reducing the ability or willingness of broker-dealers to make a market in or otherwise sell our shares and the ability of our stockholders to sell their shares in the secondary market.

We filed a Form 15 to notify the SEC of the suspension of our SEC reporting requirements.

We filed a Form 15 with the SEC on January 16, 2013, to notify the SEC of the suspension of  our obligation to file reports (including periodic reports and proxy statements) with the SEC because we are a section 15(d) company, had no effective registration statement since January 1, 2013 and had  fewer than 300 security holders of record at the beginning of the 2013 fiscal year, although we are still required to file this Comprehensive Form 10-K for the fiscal years 2011 and 2012 and the interim quarterly periods in 2012. The Company expects that this Comprehensive Form 10-K will be the final report the Company files with the SEC.

As a result of the suspension of our reporting obligations, investors have significantly less information about the Company and may find it more difficult to obtain accurate quotations as to the market value of the Company’s common stock. In addition, there has been virtually no liquidity in the common stock and the ability of shareholders to sell the Company’s securities in the secondary market is extremely limited.

We do not intend to pay cash dividends in the foreseeable future.

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries based in the PRC. Our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currencies and other regulatory restrictions. See “Risks relating to Regulation of Our Business and to Our Structure” above.

Our common stock is subject to the Penny Stock Regulations.

Our common stock is, and will continue to be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require that before any sale of a penny stock a schedule explaining the penny stock market and the associated risks must be delivered to the purchaser, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally, accredited investors are those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination about the purchase of such securities and must have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction involving a penny stock,, other than exempt transactions, the rules require that prior to the transaction, a risk disclosure document relating to the penny stock market must be delivered. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market for the penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

In addition, our operating company is located in the PRC and substantially all of its assets are located outside of the U.S. It may, therefore, be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in  either the U.S. or the PRC courts and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Properties in the headquarters

Our headquarters hospital and principal executive offices are located at new No. 83, Xinnan Road, Wuhou District, Chengdu City, Sichuan Province, PRC, 610041. The first and second floor of this building occupy approximately 11,024 square feet which we leased from Sichuan Yanhua-Zhixin Industrial Group Co. Ltd., for approximately $139,524 a year on average. The lease will expire in 2018. The third, fourth, fifth and sixth floor of the building occupy approximately 24,649 square feet which we leased from 33 home owners and 650 square feet owned by us.

Properties in new flagship hospital

Our new flagship hospital is located at No. 28, Chuangye Road, Hi-tech Zone, Chengdu City, Sichuan Province, PRC. The building consists of approximately 195,269 square feet which we leased from Sichuan Enwei Investment Group Co. Ltd., for approximately $1,301,494 per year. The lease will expire in 2016.

Properties in other cities

Address	Area (ft2)	Lease Term
Leshan City	9,263	March 2010 — February 2015
Zigong City	13,912	April 2010 — March 2015
Six properties in Cuiping District, Yibin City	8,851	March 2010 — April 2015

ITEM 3. LEGAL PROCEEDINGS

We were not a party to any legal proceeding and are not aware of any legal claims that we believe would have had a material adverse affect on our business, financial condition or operating results for the fiscal years ended December 31, 2012 and 2011. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Pink market tier of the OTC Markets Group Inc. (formerly the Pink Sheets) under the symbol CSAY.PK. Prior to the fourth quarter ended December 31, 2010, there was no trading activity of our common stock quoted on the OTCBB, the market it was quoted on at such time. Between the fourth quarter of 2010, and the third quarter of 2011 there was limited trading activity in our common stock quoted on the OTCBB and subsequently on OTC Pink.  However, there has been no trading activity in our stock since August 24, 2011.  The transfer agent for our common stock is Island Stock Transfer at 100 Second Avenue, South Suite 705S, St. Petersburg, FL 33701.

The following table sets forth the high and low bid prices for our common stock for the fiscal quarters in 2012 and 2011 as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2012*	High	Low
First Quarter ended March 31, 2012	$1.01	$1.01
Second Quarter ended June 30, 2012	$1.01	$1.01
Third Quarter ended September 30, 2012	$1.01	$1.01
Fourth Quarter ended December 31, 2012	$1.01	$1.01

2011	High	Low
First Quarter ended March 31, 2011	$2.00	$1.01
Second Quarter ended June 30, 2011	$1.50	$1.01
Third Quarter ended September 30, 2011	$1.01	$0.40
Fourth Quarter ended December 31, 2011	$1.01	$1.01

* There was no trading activities since August 24, 2011.  As a result, the $1.01 price of our common stock in the 2012 table reflects the last bid price on August 23, 2011.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination about the purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Our shares are subject to rules applicable to “penny stocks,” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, information about the sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Holders

On December 31, 2012 and 2011, there were approximately 243 stockholders of record of our common stock. The number of record holders does not include persons who hold our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have not paid or declared any cash dividends on our common stock within the past four years and do not foresee doing so in the foreseeable future. We intend to retain any future earnings for the operation and expansion of our business. Any decision as to future payments of dividends will depend on our available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

No Equity Compensation Plan

We do not have any equity compensation plans. Our Board of Directors may adopt one or more equity compensation plans in the future.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as the MD&A, is intended to help the reader better understand our Company, our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2012, 2011 and 2010 and for the three-year period ended December 31, 2012.

This discussion should be read in conjunction with the other sections of this report, including the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report. See “Risk Factors.” Our actual results may differ materially.

Overview

We are a Nevada holding company operating in the cosmetology industry. Substantially all of our operations are conducted in China through BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries.

SHESAYS was established in May 2005 and specializes in cosmetology treatments, integrating medical treatment and medical training. At present, we have such core clinical departments as cosmetic surgery, cosmetic dermatology, cosmetic dentistry, and cosmetic traditional Chinese medicine (“TCM”).

We provide Services in cosmetic surgery include eye shaping, facial contouring, rhinoplasty, face shaping, wrinkle elimination, breast surgery, chiloplasty, liposuction, ear reshaping, and gynecological and male plastic surgery. The cosmetic dermatology department provides services such as laser depilation, acne/pock removal, facelift and wrinkle reduction using Cutera Titan, laser whitening, pore minimizing, and skin rejuvenation. Services provided by the cosmetic dentistry department include optical fluoride whitening, repairs of uneven dentures, porcelain and Cercon tooth implants, orthodontic treatments, comfortable and painless teeth cleaning, complex tooth extraction, orthodontic caries-prevention and correction for children, and invisible / adult orthodontics.

TCM is a system of medical treatment practiced within Chinese culture. The foundations of TCM are rooted in using herbal medicine, acupuncture and osteopathy for the prevention of or treatment of illnesses, or for promotion of health and general well-being. Cosmetic TCM uses aspects of TCM, such as acupuncture and moxibustion, to provide cosmetic services, such as to dispel freckles, to aid in weight loss, or to enhance the endocrine system. The major difference between Chinese and Western medicine is that Chinese medicine focuses on “health” rather than on “healing” promoting the overall wellness of an individual, as opposed to the approach of Western medicine in treating the symptoms of an illness. Headquartered in Chengdu, Sichuan province, PRC, SHESAYS aims to expand its business outside of Chengdu. In 2010, SHESAYS established three new outpatient clinics in the cities of Yibin, Leshan and Zigong, Sichuan province, and in the second quarter of 2012, SHESAYS launched a new flagship comprehensive cosmetology hospital in Chengdu.

For the fiscal year ended December 31, 2012 and 2011, we generated revenues of $22.0 million and $16.5 million, respectively, which represents a growth of 33.4% and 35.8% year-over-year growth. These increases in revenue are attributed to our increased sales to new and existing customers. We serviced 31,146, 27,984, and 25,682 customers in 2012, 2011 and 2010, respectively. Our net income increased to $0.2 million for 2012 from a net loss of $1.5 million for 2011. Our net income decreased from $0.5 million for 2010 to a net loss of $1.5 million for 2011.

Our business operates in China and our financial statements are denominated in Chinese Renminbi (RMB), but we report our financial results in our SEC filings in U.S. dollars. The conversion of our financial statements from RMB to U.S. dollars results in translation adjustments, which are reported as a line item after net income and before comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” because it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the years ended December 31, 2012, 2011 and 2010, we recorded foreign currency translation gains of $37,318, $153,848 and $108,972 respectively.

Major factors that affected our Financial Conditions in 2012 and 2011

The increase in our operating results in fiscal years 2012 and 2011 was attributable to a number of factors, including our business expansion, the substantial increase of domestic cosmetology demand and successful brand promotion. We expect our business to continue to be driven by the following factors:

Increasing domestic spending in Cosmetology

The demand for our cosmetology service is directly related to consumer’s cosmetology spending, which is largely determined by the economic conditions and the disposable income of consumers. According to the statistics released by National Bureau of Statistics of China, China’s economy has experienced a rapid growth in the last thirty years. The annual growth rate has been in the range of 7.8% to 10.3% in the last five years. China’s GDP per capita has been over $6,000 since 2012, which marks a new high point in terms of consumption. With economic growth of a country with 1.3 billion people, China’s increased consumption has upgraded many traditional consumption industries and accelerated development of many new industries, such as medical cosmetic industry. The national medical cosmetic market reached approximately $439 million in 2012 but compared with $11 billion in the United States, there is still a huge gap. We believe that the domestic spending in cosmetology will continue to increase at a fast rate within the next five years as consumers’ disposable income continues to grow.

Successful Promotion of Our Brand Name

Mr. Yixiang Zhang, our CEO, owns a trademark registered at the State Administration for Industry and Commerce of China, namely,”西婵” (translated as “SHESAYS” in English).  Mr. Zhang has entered into an agreement with SHESAYS to allow SHESAYS to use the trademark without charge. “SHESAYS” will appear as our core brand. In addition, SHESAYS registered a trademark at the State Administration for Industry and Commerce of China, namely, “钧阁” (translated as “Junge” in English). Junge will appear in our clinics and skincare centers.

The logo “SHESAYS” combines the names of two of the four great beauties in ancient China, Xi Shi and Diao Chan, which are considered to be embodiments of grace and joy, thus stimulating people to pursue beauty. The logo creates a rich visual impact and spurs the imagination and at the same time contains profound cultural connotations and is easy to promote.

Results of Operations

Year Ended December 31, 2012 and December 31, 2011 Compared with Year Ended December 31, 2010

Total revenues. Total revenues increased by approximately $5.5 million or 33.4% to approximately $22.0 million in 2012 from approximately $16.5 million in 2011. Our sales growth in 2012 was driven by our continued marketing efforts to attract new customers in our hospitals and clinics, higher spending by our members and maturity of our newly launched hospital and clinics. Total revenues increased by approximately $4.4 million or 35.8% to approximately $16.5 million in 2011 from approximately $12.2 million in 2010.  In 2011, we enhanced marketing efforts by increasing TV advertisement, internet marketing and membership promotion. We also imported very advanced cosmetology equipment from Europe. All these contributed to our 35.8% growth in total sales in 2011 compared to 2010.

In 2012, 2011 and 2010, we serviced approximately 32,146, 27,984 and 25,682 customers, respectively.

The following table sets forth the revenues generated from each of our cosmetology categories for the periods indicated.

REVENUES	For the year ended December 31,
			Increase/	%
	2012	2011	(Decrease)	Change
Cosmetic surgery service	$9,546,425	$7,259,711	$2,286,714	31.5%
Professional medical beauty service	11,088,551	8,236,803	2,851,748	34.6%
Cosmetic dentistry services	131,895	144,229	(12,334)	-8.6%
Sales of goods	1,282,249	885,515	396,734	44.8%
Total revenues	$22,049,120	$16,526,258	$5,522,862	33.4%

REVENUES	For the year ended December 31,
			Increase/	%
	2011	2010	(Decrease)	Change
Cosmetic surgery service	$7,259,711	$6,195,516	$1,064,195	17.2%
Professional medical beauty service	8,236,803	4,940,433	3,296,370	66.7%
Cosmetic dentistry services	144,229	427,427	(283,198)	-66.3%
Sales of goods	885,515	609,855	275,660	45.2%
Total revenues	$16,526,258	$12,173,231	$4,353,027	35.8%

Compared to the same period in 2011, cosmetic surgery service revenue increased 31.5% to $9.5 million, professional medical beauty service revenue increased 34.6% to $7.3 million, cosmetic dentistry service revenue decreased 8.6% to $131,895 and sales of goods increased 44.8% to $1.3 million in 2012. The increases in cosmetic surgery service revenue and professional medical beauty service revenue were due to a combination of greater marketing efforts resulting in more services being sold, higher service prices and more customers. As micro-cosmetic services were accepted and adopted by more and more Chinese in recent years, we continue to focus on professional medical beauty services, especially micro-cosmetic services, by increasing our marketing efforts and advertising expenses in this area. During the period, revenue generated from cosmetic dentistry services decreased 8.6% due to our decreased marketing efforts on dentistry service and strong competition in Sichuan from other clinics, which provided comprehensive dentistry services with very competitive prices. We do not sell products separately and all of our products are sold in combination with the services we provide to our customers.  The increase in revenue generated by sales of goods was in line with the increases in cosmetic surgery service and professional medical beauty service.

Compared to the same period in 2010, cosmetic surgery service revenue increased 17.2% to $7.3 million, professional medical beauty service revenue increased 66.7% to $8.2 million, cosmetic dentistry service revenue decreased 66.3% to $144,229 and sales of goods increased 45.2% to $0.9 million in 2011. We continue to focus on professional medical beauty services by increasing our marketing efforts and advertising expenses. In the year ended December 31, 2011, we imported several pieces of advanced cosmetology equipment from Europe which resulted in the strong growth in professional medical beauty service. During the period, revenue generated from cosmetic dentistry services decreased 66.3% due to our decreased marketing efforts on dentistry service, strong competition in Sichuan from other clinics, and a key dentist’s resignation. We do not sell products separately and all of our products are sold in combination with the services we provide to our customers. The increase in revenue generated by sales of goods was in line with the increases in cosmetic surgery service and professional medical beauty service.

	Year Ended December 31,
	2012		2011
Location
Sichuan Shesays	$9,675,516	43.9%	$12,568,924	76.1%
Fanya Shesays	9,672,240	43.9%	1,749,703	10.6%
Leshan Jiazhou Shesays	1,231,401	5.6%	811,248	4.9%
Yibin Shesays	886,102	4.0%	729,993	4.4%
Zigong Shesays	583,861	2.6%	666,390	4.0%
Total sales	$22,049,120	100.0%	$16,526,258	100.0%

	Year Ended December 31,
	2011		2010
Location
Sichuan Shesays	$12,568,924	76.1%	$11,676,294	96.0%
Fanya Shesays	1,749,703	10.6%	0	0%
Leshan Jiazhou Shesays	811,248	4.9%	272,412	2.2%
Yibin Shesays	729,993	4.4%	158,336	1.3%
Zigong Shesays	666,390	4.0%	66,189	0.5%
Total sales	$16,526,258	100.0%	$12,173,231	100.0%

For 2012, revenue from our headquarters hospital decreased by 23.0% to $9.7 million, from $12.6 million in 2011. The decrease was mainly due to the launch of our new flagship hospital in Chengdu in late 2011 and some customers were diverted from our headquarters hospital to the new flagship hospital. Our new flagship hospital launched in the fourth quarter of 2011 contributed approximately $9.7 million in revenue in 2012, an increase of 453.0% compared to $1.8 million in 2011. The significant increase was primarily due to more customers were attracted to new flagship hospital with more space and better service environment. The Leshan, Yibin and Zigong clinics contributed approximately $2.7 million to revenue in 2012, an increase of 22.7% compared to $2.2 million in 2011 due to the maturity of our clinics in those three locations. As a percentage of total revenues, revenues generated from the three clinics were approximately 12.2% in 2012, compared to approximately 13.3% in 2011.

For 2011, revenue from our headquarter hospital increased by 7.6% to $12.6 million, from $11.7 million in 2010. The increase was mainly due to more customers being serviced by us and higher average spending of our members. Our new flagship hospital launched in the fourth quarter of 2011 contributed approximately $1.7 million in revenue in 2011. The three new clinics launched in the second half of 2010 contributed approximately $2.2 million to revenue in 2011, an increase of 345.0% compared to $0.5 million in 2010 due to having a full year of sales in 2011 and the maturity of our clinics in those three locations. As a percentage of total revenues, revenues generated from the three clinics were approximately 13.3% in 2011, compared to approximately 4.0% in 2010.

Cost of revenue.

Our cost of revenues increased by approximately $2.7 million, or 51.8% to approximately $7.9 million in 2012 from approximately $5.2 million in 2011. As a percentage of revenues, the cost of revenue increased approximately by 4.3% to 36.0% in 2012, from 31.7% in 2011. Our cost of revenues increased by approximately $1.9 million, or 56.1% to approximately $5.2 million in 2011 from approximately $3.4 million in 2010. The increase in cost of revenue in 2012 and 2011 was mainly due to the increase in revenues and higher rental costs and depreciation resulting from our flagship hospitals in both periods. As a percentage of revenues, the cost of revenue decreased by approximately 0.2% to 31.7% in 2011, from 27.5% in 2010.

COST OF	For the year ended December 31,
REVENUE
			Increase/	%
	2012	2011	(Decrease)	Change
Cosmetic surgery service	$2,417,915	$1,706,684	$711,231	41.7%
Professional medical beauty service	2,717,720	1,866,617	851,103	45.6%
Cosmetic dentistry services	83,067	114,011	(30,944)	-27.1%
Cost of goods sold	702,438	413,184	289,254	70.0%
Depreciation	2,024,080	1,134,288	889,792	78.4%
Total cost of revenue	$7,945,220	$5,234,784	$2,710,436	51.8%

COST OF	For the year ended December 31,
REVENUE
			Increase/	%
	2011	2010	(Decrease)	Change
Cosmetic surgery service	$1,706,684	$1,762,733	$(56,049)	-3.2%
Professional medical beauty service	1,866,617	847,827	1,018,790	120.2%
Cosmetic dentistry services	114,011	164,928	(50,917)	30.9%
Cost of goods sold	413,184	228,078	185,106	81.2%
Depreciation	1,134,288	349,328	784,960	224.7%
Total cost of revenue	$5,234,784	$3,352,894	$1,881,890	56.1%

Gross profit.

Our gross profit increased by approximately $2.8 million, or 24.9% to approximately $14.1 million in 2012 from approximately $11.3 million in 2011. Our gross profit increased by approximately $2.5 million, or 28.0% to approximately $11.3 million in 2011 from approximately $8.8 million in 2010. The increase in gross profit was mainly due to the increase in service revenue in 2012 and 2011.

Gross profit margin as a percentage of net revenues decreased by 4.3% to 64.0% in 2012 as compared to 68.3% in 2011. Gross profit margin as a percentage of net revenues decreased by 4.2% to 68.3% in 2011 as compared to 72.5% in 2010. The decreases in gross margin was primarily due to the increase in depreciation and rental cost in 2012 and 2011.

GROSS PROFIT	For the year ended December 31,
	2012		2011
		Gross		Gross	%
	Gross Profit	Margin	Gross Profit	Margin	Change
Cosmetic surgery services	$7,128,510	74.7%	$5,553,027	76.5%	1.8%
Professional medical beauty services	8,370,831	75.5%	6,370,186	77.3%	-1.8%
Cosmetic dentistry services	48,828	37.0%	30,218	21.0%	16.0%
Sales of goods	579,811	45.2%	472,331	53.3%	-8.1%

GROSS PROFIT	For the year ended December 31,
	2011		2010
		Gross		Gross	%
	Gross Profit	Margin	Gross Profit	Margin	Change
Cosmetic surgery services	$5,553,027	76.5%	$4,432,783	71.5%	5.0%
Professional medical beauty services	6,370,186	77.3%	4,092,606	82.8%	-5.5%
Cosmetic dentistry services	30,218	21.0%	262,499	61.4%	-40.4%
Sales of goods	472,331	53.3%	381,777	62.6%	-9.3%

Total Operating Expenses.

Our operating expenses increased by approximately $1.9 million to $13.1 million for the year ended December 31, 2012 from $11.2 million for the year ended December 31, 2011. This 17.6% increase was mainly attributable to increases in the expenses associated with marketing and advertising activities. Our operating expenses increased by approximately $3.4 million or 43.4% to $11.2 million for the year ended December 31, 2011 from $7.8 million for the year ended December 31, 2010. The increase was mainly attributable to higher expenses associated with marketing and advertising activities and the increase in selling, general and administrative expenses related to the increase in the number of sales management personnel due to the expansion of our business, the increase in credit card transaction fees, and the increase in transportation costs.

Income from operations.

Our income from operating increased by approximately $0.9 million or 695.9% to approximately $1.0 million in 2012 from approximately $0.1 million in 2011. As a percentage of net revenues, our income from operations was 4.3% in 2012 and 0.7% in 2011 This significant increase in income from operations in 2012 was primarily due to the increase in gross profit partially offset by the increase in operating expenses. Our income from operations decreased by approximately $0.9 million or 88.2% to approximately $0.1 million in 2011 from approximately $1.0 million in 2010. As a percentage of net revenues, our income from operations was 0.7% in 2011 and 8.5% in 2010. This significant decrease in income from operations was primarily due to the increase in cost of revenue and the increase in operating expenses.

Other Income (Expenses).

Other income (expenses), consisting primarily of interest income, interest expenses, imputed interest, and other miscellaneous expenses, decreased by $1.0 million to $0.4 million expenses in 2012 from $1.4 million expenses in 2011. The decrease was primarily due to a one time liquidated damages cost of $1.2 million in 2011. Other income (expenses) increased by $1.0 million to $1.4 million expenses in 2011 from $0.1 million expenses in 2010. The increase was primarily due to a one time liquidated damages cost of $1.2 million in 2011.

Income (loss) from operations before income taxes.

Our income before income taxes increased by approximately $1.8 million to approximately $0.5 million in 2012 from a loss of approximately $1.3 million in 2011. This increase of income before income taxes was primarily attributable to the increase in income from operations and the decrease in other expenses in 2012. Our income before income taxes decreased by approximately $2.3 million to a loss of approximately $1.3 million in 2011 from income approximately $1.0 million in 2010. This decrease of income before income taxes was primarily attributable to the increase in operating expenses and the increase in total other expenses.

Income taxes. We incurred income taxes of approximately $0.3 million in 2012 and $0.3 million in 2011. We incurred income taxes of approximately $0.3 million in 2011 and $0.4 million in 2010.

Net income (loss). Net income increased by approximately $1.7 million to approximately $0.2 million in 2012 from a loss of approximately $1.5 million in 2011, due to the increase in income from operations and the decrease in total other expenses. Net income decreased by approximately $2.0 million to a loss of approximately $1.5 million in 2011 from approximately $0.5 million in 2010, due to the decrease in income from operations and the increase in total other expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $0.8 million. We had a working capital deficit of $6.3 million, that is, our current assets were $4.4 million and our current liabilities were $10.7 million as of December 31, 2012. Total stockholders’ equity as of December 31, 2012, was $3.4 million. As of December 31, 2011, we had cash and cash equivalents of $0.4 million. We had a working capital deficit of $8.1 million, that is, our current assets were $2.5 million and our current liabilities were $10.6 million as of December 31, 2011. Total stockholders’ equity as of December 31, 2012, was $3.1 million. Our net working capital deficit may initially raise doubt as to our ability to continue as a going concern. However, we believe that our strong net cash flow from operating activities, cost reductions and postponement of our business expansion will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months. The following table provides detailed information regarding our net cash flow for the financial statement periods indicated.

	December 31,
(in U.S. dollars)	2012	2011

Net cash provided by operating activities	$287,358	$2,834,269
Net cash used in investing activities	(2,412,347)	(3,826,200)
Net cash provided by financing activities	2,581,447	326,152
Effect of foreign currency translation on cash and cash equivalents	(140)	19,975
Net (decrease) increase in cash and cash equivalents	456,318	(645,804)
Cash and cash equivalents – beginning of year	383,476	1,029,280
Cash and cash equivalents – end of year	839,794	383,476

	December 31,
(in U.S. dollars)	2011	2010

Net cash provided by operating activities	$2,834,269	$1,983,221
Net cash used in investing activities	(3,826,200)	(4,469,361)
Net cash provided by financing activities	326,152	2,129,555
Effect of foreign currency translation on cash and cash equivalents	19,975	14,133
Net decrease in cash and cash equivalents	(645,804)	(342,452)
Cash and cash equivalents – beginning of year	1,029,280	1,371,732
Cash and cash equivalents – end of year	383,476	1,029,280

Pursuant to our BOAN’s contractual arrangements with SHESAYS, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees, which is equal to 100% of the residual return of SHESAYS and its subsidiaries and can be waived by BOAN from time to time at its sole discretion. BOAN and SHESAYS reached an agreement that, in order to support the strategic expansion plan of SHESAYS in China, BOAN waived the service fees to be paid by SHESAYS for three years commencing from April 27, 2010 so that SHESAYS could execute its business expansion plan, launch the flagship hospital in Chengdu and establish cosmetology hospitals in various locations in China. Consequently, no service fees have been paid to BOAN by SHESAYS to date. Based on our expansion plan and past experience with respect to the new clinics launched in 2010 and our new flagship hospital launched in 2011, we believe that we need to retain our existing cash reserves and cash flow from operations in SHESAYS to support annual growth in the number of customers and number of new outpatient clinics.

Operating Activities

Net cash provided by operating activities in 2012 amounted to $0.3 million, with a decrease of $2.5 million from net cash inflows in operating activities of $2.8 million in 2011. The decrease in our cash provided by operations was primarily due to a decrease in other payables and accrued liabilities, a decrease in accounts payable, a decrease in the amount due from directors, a decrease in the amount due from CEO and a decrease in liquidated damages and interest, offset by an increase in our net income and an increase in depreciation. Net cash provided by operating activities in 2011 amounted to $2.8 million, with an increase of $0.8 million from net cash inflows in operating activities of $2.0 million in 2010. The increase in our cash provided by operations was primarily due to an increase in depreciation, an increase in liquidated damages and interest, and an increase in other payable and accrued liabilities, offsetting by a decrease in net income.

Investing Activities

Net cash used in investing activities in the year 2012 was $2.4 million, with a decrease of $1.4 million from net cash used for investing activities of $3.8 million in 2011. We invested $2.4 million to purchase of property and equipment in 2012 as compared to $4.0 million in 2011. The investments were a part of our development plans, which include continuous expansion of our cosmetic services and expansion of our new flagship hospital. We paid approximately $1.8 million for renovation expenses and equipment for our new flagship hospital in Chengdu in 2012. In addition, we paid approximately $0.5 million to purchase new equipment for our headquarters hospital in 2012, compared to $0.8 million in 2011.

Net cash used in investing activities in the year 2011 was $3.8 million, with decrease of $0.7 million from net cash used for investing activities of $4.5 million in 2010. We invested $4.0 million to purchase of property and equipment in 2011 as compared to $4.4 million in 2011. The investments were a part of our development plans, which include continuous expansion of our cosmetic services and expansion of our new flagship hospital. We paid $3.4 million for renovation expenses and equipment for our new flagship hospital in Chengdu in 2011, compared to the $1.2 million which was paid for renovation expenses of the new flagship hospital in Chengdu in 2010. In addition, we paid approximately $0.8 million to purchase new equipment for our headquarters hospital in 2011, compared to $0.9 million in 2011.

Financing Activities

Net cash provided in financing activities was $2.6 million in 2012, compared to net cash used in financing activities of $0.3 million in 2011. Our net bank loan borrowed in 2012 was $2.0 million. Net cash provided in financing activities was $0.3 million in 2011, compared to net cash provided in financing activities of $2.1 million in 2010. On November 5, 2010, we entered into a Stock Purchase Agreement with certain institutional and accredited investors relating to a private placement of 600,000 shares of our common stock, for net proceeds of approximately $1.1 million.

Loan Facilities

As of December 31, 2012, we had the following credit facilities with the following terms:

All amounts, other than percentages, are in U.S. dollars
No	Type	Contracting Party	Loan Date	Duration	Amount
1	Loan	Bank of Chengdu	June 2013	1 year	$1,426,624
2	Loan	Chengdu Rural Commercial Bank	April 2013	1 year	$951,083
3	Loan	Chengdu Rural Commercial Bank	March 2013	1 year	$951,083
4	Loan	Bank of China	January 2013	1 year	$475,541

We have approximately $3.8 million in total loans. We will repay each loan when it matures with our working capital. We will also consider renewing the loans; however, we cannot provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company.

Interest expense paid in 2012, 2011 and 2010 was $284,749, $88,496 and $48,852 respectively. There is no default in payment in respect of all of our obligations under the terms of the outstanding loan facilities from the banks and we have not breached any covenant thereof.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue recognition

We recognize revenues in the period in which the services are performed. We recognize revenues under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to our  revenues are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As we are primarily engaged in providing professional medical beauty and cosmetic services, we are subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand refunds of service fees exists implicitly with the customers, our policy allows for refunds only upon our authorization. Based on the historical experience on refunds incurred, we consider that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. We recognize refunds of service fees as a reduction in revenue at the time when the amount of refund is agreed between us and the customer. During the years ended December 31, 2012, 2011 and 2010, the amount of refunds of service fee was $230,659, $185,451 and $31,393 respectively.

Sales of goods

We recognize revenue on sales of goods when the goods are delivered and title to the goods passes to the customers provided that: (i) there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; (ii) the sales price is fixed and determinable; and (iii) collectability is deemed probable. It is our policy not to allow return of goods once the goods are inspected by and delivered to the customer. Accordingly, we make no allowance for potential losses arising from sales return.

Accrued liability for membership rewards program

We established a free membership rewards program. Under the program, members can earn points depending on services they purchased and redeem the points toward future services. All points earned before November 30 expire on December 31 of the same year which means the rewards program only allows points earned in December to be carried over to next year. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate points. As members redeem points, the accrued liability is reduced accordingly. As of December 31, 2012, 2011 and 2010, our accrued liability for its membership rewards program amounted to $11,255, nil and $18,586 respectively.

Cash Coupons

Third parties and our customers may be awarded with cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. We recognize a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3. No cash coupons were issued during year 2012, 2011 or 2010.

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

Restricted cash represents deposits pledged to banks for obtaining general banking facilities.

Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market value. Cost represents invoices value on purchases and is being calculated on a weighted average basis.

We provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Leasehold improvements	5 Years
Medical equipment	3 to 10 Years
Motor vehicles	5 Years
Office equipment	3 to 10 Years

Income taxes

Our accounts for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

On January 1, 2007, we adopted the provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes”. ASC 740-10-25 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10-25 has not resulted in any material impact on our financial position or results.

Boan our PRC subsidiary and our affiliated PRC entities were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for 2010 and 2009 are 25%. Prior to 2009, income tax was calculated by net income with the applicable tax rate. In 2009, we elected to have the net income for income tax purpose of our PRC subsidiary and affiliates assessed at 10% of services revenue and the election was approved by the local tax bureau, income tax was therefore calculated by 10% of services revenue with the applicable tax rate. From 2010 onwards, our PRC subsidiary and affiliates’  income tax will be assessed at the applicable tax rate of 25% on its net income.

Foreign currency transactions

Our functional currency is Renminbi (“RMB”). Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

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

Results of Operations

Three Months Ended March 31, 2012, Compared to the Three Months Ended March 31, 2011:

	Three months ended
	March 31,		$	%
	2012	2011	Change	Change
Total Revenue	$5,085,964	$3,575,129	$1,510,835	42.3%
Cost of revenue	1,907,068	992,608	914,460	48.0%
Gross profit	3,178,896	2,582,521	596,375	23.1%
Operation expenses	2,981,366	1,630,104	1,351,262	82.9%
Other expense	(55,997)	(31,044)	(24,953)	80.4%
Income from operations before tax	141,533	921,373	(779,840)	-84.6%
Income tax expenses	72,622	297,542	(224,920)	-75.6%
Net income attributable to SHESAYS stockholders	67,543	633,170	(565,627)	-89.3%
Foreign exchange gain	29,488	15,720	13,768	87.6%
Comprehensive income attributable to SHESAYS stockholders	96,964	648,918	(551,954)	-85.1%

Total Revenues

Total revenues for the three months ended March 31, 2012 increased by approximately $1.5 million or 42.3% to $5.1 million as compared to $3.6 million for the three months ended March 31, 2011. Our sales growth was driven by increased marketing efforts and advertising spending, in addition to promotions to attract new customers at our three clinics in Leshan, Yibin and Zigong and our new flagship hospital in Chengdu, launched in the fourth quarter of 2011.

Compared to the same period of 2011, cosmetic surgery service revenue increased 27.5% to $2.2 million, professional medical beauty service revenue increased 65.1% to $2.7 million, cosmetic dentistry service revenue increased 9.7% to $30,183 and sales of goods revenue decreased 6.8% to $0.2 million. We continued to increase our marketing efforts for professional medical beauty service which resulted in higher year-over-year growth. The decrease in sales of goods revenue was due to our sales team focusing on selling services instead of products during the quarter.

REVENUES	Three Months Ended March 31
	2012	2011	Increase/	%
			(Decrease)	Change
Cosmetic surgery service	$2,159,753	$1,693,758	$465,995	27.5%
Professional medical beauty service	2,681,741	1,623,916	1,057,825	65.1%
Cosmetic dentistry services	30,183	27,509	2,674	9.7%
Sales of goods	214,287	229,946	(15,659)	-6.8%
Total revenues	$5,085,964	$3575,129	$1,510,835	42.3%

For the first quarter of 2012, revenues of our current headquarters hospital decreased by 0.7% to $2.5 million, from $3.3 million in the first quarter of 2011. Our new flagship hospital launched in the fourth quarter of 2011 contributed $2.0 million in revenue. The three clinics launched in the second half of 2010 contributed approximately $0.7 million to revenues in the first quarter of 2012, compared to $0.3 million in the first quarter of 2011.

	Three Months Ended
	March 31,
	2012		2011
Location
Sichuan Shesays	$2,463,231	48.4%	$3,269,865	91.5%
Fanya Shesays	1,951,646	38.4%	-	-
Leshan Jiazhou Shesays	317,515	6.2%	129,672	3.6%
Yibin Shesays	211,018	4.2%	96,978	2.7%
Zigong Shesays	142,554	2.8%	78,614	2.2%
Total sales	$5,085,964	100.0%	$3,575,129	100.0%

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2012 was $1.9 million, an increase of $0.9 million, or 92.2% from $1.0 million for the three months ended March 31, 2011. The increase in cost of revenue in the first quarter of 2012 was due to the increase in customer service revenue and higher rental costs and depreciation resulting from our new flagship hospital.

Gross Profit

Our gross profit for the three months ended March 31, 2012 was $3.2 million, an increase of $0.6 million or 23.1% from $2.6 million for the three months ended March 31, 2011. The increase in gross profit in the first quarter of 2012 was due to the increase in total revenues. Our overall gross profit margin as a percentage of revenue was 62.5% for the three months ended March 31, 2012 compared to 72.2% of the same period of the previous year. The gross margin was slightly lower in the first quarter of 2012 due to the increase in higher rental costs resulting from our new flagship hospital.

Operating Expenses

Our operating expenses increased by approximately $1.4 million to $3.0 million for the three months ended March 31, 2012 from $1.6 million for the same period in the previous year. This 82.9% increase was mainly attributable to the increase in the expense associated with advertising activities and selling, general and administrative expenses for our new flagship hospital in Chengdu launched in the fourth quarter of 2011.

Other Income (Expense):

Other expense for the three months ended March 31, 2012 was $55,997 compared to other expense of $31,044 for the same period of the previous year. The increase was primarily due to higher interest expenses in the first quarter of 2012.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $67,543 for the three months ended March 31, 2012, as compared with $0.6 million for the three months ended March 31, 2011. The decrease in net income was mainly attributed to an increase in advertising expenses and higher rental costs resulting from our new flagship hospital.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $0.5 million. We had a working capital deficit of $7.6 million, that is, our current assets were $2.6 million and our current liabilities were $10.2 million as of March 31, 2012. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern, however, we believe that our strong net cash flow from operating activities, cost reductions and postponement of business expansion will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months.

Total stockholders' equity as of March 31, 2012 was $3.1 million. The following table provides detailed information regarding our net cash flow for the three months ended March 31, 2012 and 2011.

	March 31,
(in US dollar)	2012	2011
Net cash provided by operating activities	$456,596	$1,244,428
Net cash used in investing activities	(1,083,807)	(660,239)
Net cash provided by financing activities	771,620	81,899
Effect of Exchange Rates on Cash	(15,283)	(617)
Net increase in cash and cash equivalents	129,126	665,471
Cash and cash equivalents – beginning of period	383,476	1,029,280
Cash and cash equivalents – end of period	512,602	1,694,751

Operating Activities

Cash provided by operating activities totaled $0.5 million for the three months ended March 31, 2012 as compared with $1.2 million provided by operating activities for the three months ended March 31, 2011. Compared with the same period in 2011, the decrease in net cash provided by operating activities was primarily due to the decrease in net income.

Investing Activities

Cash used in investing activities was $1.1 million for the three months ended March 31, 2012 as compared to $0.7 million used for the three months ended March 31, 2011. The increase in cash used in investing activities is mainly because we increased our investment in property and equipment in the first quarter of 2012 by $0.2 million as compared to the first quarter of 2011, as well as  proceeds from disposal of property and equipment of $129,171 in the first quarter of 2011.

Financing Activities

Cash provided in financing activities was $0.8 million for the three months ended March 31, 2012 as compared to $81,899 provided in financing activities for the three months ended March 31, 2011. The increase was mainly due to bank loan borrowed of $2.6 million and bank loan repaid of $1.8 million in the first quarter of 2012, compared to bank loan borrowed of $0.9 million and bank loan repaid of $0.9 million in the first quarter of 2011.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, as well as bank loans, will be sufficient to meet our working capital requirement for our current operations. However, in order to fully implement our business plan and continue our growth, we may require additional capital either from our stockholders or from outside sources.

Results of Operations

Three Months Ended June 30, 2012, Compared to the Three Months Ended June 30, 2011:

	Three Months Ended June 30,		$	%
	2012	2011	Change	Change
Total revenue	$5,275,805	$4,212,274	$1,063,531	25.2%
Cost of revenue	1,881,788	913,776	968,012	105.9%
Gross profit	3,394,017	3,298,498	95,519	2.9%
Operating expenses	2,939,741	2,564,410	375,331	14.6%
Total other expenses	(101,832)	(19,423)	(82,409)	424.3%
Income from operations before taxes	352,444	714,665	(362,221)	-50.7%
Income tax expenses	(52,568)	(62,192)	9,624	-15.5%
Net income attributable to CHINA SHESAYS
common stockholders	293,292	670,840	(377,548)	-56.3%
Foreign currency translation gain	(12,146)	74,754	(86,900)	-116.2%
Comprehensive income attributable to
CHINA SHESAYS common stockholders	281,146	745,594	(464,448)	-62.3%

Total Revenue

Total revenue for the three months ended June 30, 2012 increased by approximately $1.1 million or 25.2% to $5.3 million as compared to $4.2 million for the three months ended June 30, 2011. Our revenue growth during the period was driven by the sales and service fee income generated from our three new clinics in Leshan, Yibin and Zigong launched in the second half of 2010, and increased marketing efforts to attract more customers to our new flagship hospital and headquarters hospital in Chengdu.

REVENUE	Three Months Ended June 30,
			$	%
	2012	2011	Change	Change
Cosmetic surgery services	$2,149,203	$1,530,619	$618,584	40.4%
Professional medical beauty services	2,775,125	2,441,374	333,751	12.0%
Cosmetic dentistry services	49,188	28,879	20,309	41.3%
Sales of goods	302,289	211,402	90,887	30.1%
Total revenue	$5,275,805	$4,212,274	$1,063,531	25.2%

Compared to the same period in 2011, cosmetic surgery service revenue increased 40.4% to $2.1 million, professional medical beauty service revenue increased 12.0% to $2.8 million, cosmetic dentistry service revenue increased 41.3% to $49,188 and sales of goods increased 30.1% to $0.3 million. The increase in cosmetic surgery service revenue was primarily due to more well-known plastic surgeons from other hospitals in China and Korea visiting our hospitals to provide surgical services.

	Three Months Ended
	June 30,
	2012		2011
Location
Sichuan Shesays	$2,361,121	44.8%	$3,853,738	91.5%
Fanya Shesays	2,413,019	45.7%	-	-
Leshan Jiazhou Shesays	208,085	3.9%	149,019	3.5%
Yibin Shesays	173,458	3.3%	149,108	3.5%
Zigong Shesays	120,122	2.3%	60,409	1.5%
Total sales	$5,275,805	100.0%	$4,212,274	100.0%

For the second quarter of 2012, revenue from our headquarters hospital decreased by 39.4% to $2.4 million, from $3.9 million in the second quarter of 2011. Our new flagship hospital launched in the fourth quarter of 2011 contributed $2.4 million in revenue. Our three clinics launched in the second half of 2010 contributed approximately $0.5 million to revenues in the second quarter of 2012, compared to $0.4 million in the first quarter of 2011.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2012 was $1.9 million, an increase of 106.0% compared to the three months ended June 30, 2011. The increase in cost of revenue in the second quarter of 2012 was due to the increase in customer service revenue, higher costs of personnel and medical supplies associated with cosmetic surgery services, and higher rental costs and depreciation resulting from our new flagship hospital. Cost of revenue as a percentage of revenue increased from 21.7% to 35.7% as compared to the prior comparative period.

Gross Profit

As a result of the above, we achieved gross profit of approximately $3.4 million for the three months ended June 30, 2012, compared to approximately $3.3 million for the same period of the previous year, representing an approximately 2.9% period to period increase. The increase in gross profit was mainly due to our expansion of facilities, partially offset by higher rental costs compared to the second quarter of 2011. Our overall gross profit margin as a percentage of revenue was 64.3% for the three months ended June 30, 2012 compared to 78.3% in the same period of the previous year. The gross margin decreased by 14.0% mainly due to higher personnel costs associated with cosmetic surgery services and higher rental cost resulted from new flagship hospital in Chengdu which was launched in the fourth quarter of 2011.

Operating Expenses

Our operating expenses increased by approximately $0.4 million to $2.9 million for the three months ended June 30, 2012 from $2.6 million for the same period of the previous year. This 14.6% increase was mainly attributable to the increase in advertising and promotional efforts to drive revenue growth in the second quarter of 2012.

Total Other Expenses

Other expenses for the three months ended June 30, 2012 was $101,832 compared to other expenses of $19,423 for the same period of the previous year. The increase was mainly due to higher interest expenses in the second quarter of 2012.

Net Income Attributable to CHINA SHESAYS Common Stockholders

As a result of the factors described above, we had net income attributable to CHINA SHESAYS common stockholders in the amount of $0.3 million for the three months ended June 30, 2012, a decrease of 56.3% as compared with $0.7 million for the three months June 30, 2011. The decrease in net income was mainly attributed to an increase in advertisement expenses and higher rental costs resulting from our new flagship hospital.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in US$. The conversion of our accounts from RMB to US$ results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was -$12,146 for the three months ended June 30, 2012, as compared with $74,754 for the three months ended June 30, 2011. The increase is due to currency exchange fluctuation of Chinese RMB to US$ for the period.

Comprehensive Income Attributable to CHINA SHESAYS Common Stockholders

As a result of the factors described above, we had comprehensive income attributable to CHINA SHESAYS common stockholders in the amount of $0.3 million for the three months ended June 30, 2012, as compared with $0.7 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012, Compared to the Six Months Ended June 30, 2011:

	Six Months Ended June 30,		$	%
	2012	2011	Change	Change

Total revenue	$10,361,769	$7,787,403	$2,574,366	33.1%
Cost of revenue	3,788,856	1,906,384	1,882,472	98.7%
Gross profit	6,572,913	5,881,019	691,894	11.8%
Operating expenses	5,921,107	4,194,514	1,726,593	41.2%
Total other expenses	(157,829)	(50,467)	(107,362)	212.7%
Income from operations before taxes	493,977	1,636,038	(1,142,061)	-69.8%
Income tax expenses	(125,190)	(359,734)	234,544	-65.2%
Net income attributable to CHINA SHESAYS
common stockholders	360,835	1,304,010	(943,175)	-72.3%
Foreign currency translation gain	17,275	90,821	(73,546)	-81.0%
Comprehensive income attributable to CHINA
SHESAYS common stockholders	378,110	1,394,512	(1,016,402)	-72.9%

Total Revenue

Total revenue for the six months ended June 30, 2012 increased by approximately $2.6 million or 33.1% to $10.4 million as compared to $7.8 million for the six months ended June 30, 2011. Our revenue growth during the period was driven by increased demand for micro-plastic surgery in China, sales growth from our three new clinics and our new flagship hospital, continued marketing efforts and increased spending of our members.

REVENUE	Six Months Ended June 30,
			$	%
	2012	2011	Change	Change
Cosmetic surgery services	$4,308,956	$3,224,377	$1,084,579	25.2%
Professional medical beauty services	5,456,866	4,065,290	1,391,576	34.2%
Cosmetic dentistry services	79,371	56,388	22,983	40.8%
Sales of goods	516,576	441,348	75,228	17.0%
Total revenue	$10,361,769	$7,787,403	$2,574,366	33.1%

Compared to the same period of 2011, cosmetic surgery service revenue increased 33.6% to $4.3 million, professional medical beauty service revenue increased 34.2% to $5.5 million, cosmetic dentistry service revenue increased 40.8% to $79,371 and sales of goods increased 17.0% to $0.5 million.

	Six Months Ended
	June 30,
	2012		2011
Location
Sichuan Shesays	$4,824,352	46.6%	$7,123,602	91.5%
Fanya Shesays	4,364,665	42.1%	-	-
Leshan Jiazhou Shesays	525,600	5.1%	278,692	3.6%
Yibin Shesays	384,476	3.7%	246,086	3.1%
Zigong Shesays	262,676	2.5%	139,023	1.8%
Total sales	$10,361,769	100.0%	$7,787,403	100.0%

For the six months ended June 30, 2012, revenue from our headquarters hospital decreased by 32.3% to $4.8 million, from $7.1 million in the six months ended June 30, 2011. Our new flagship hospital launched in the fourth quarter of 2011 contributed $4.4 million in revenue. Our three clinics launched in the second half of 2010 contributed approximately $1.2 million to our revenues in the six months ended June 30, 2012, compared to $0.7 million in the first six months of 2011.

Cost of Revenue

Our cost of revenue, which consists of costs of the products sold and used for services provided and costs of direct labor and overhead, was $3.8 million for the six months ended June 30, 2012, an increase of 98.7% from $1.9 million for the six months ended June 30, 2011. Cost of revenue as a percentage of revenue decreased from 22.8% to 36.6% as compared to the comparative period in the prior year. The increase in cost of revenue in the first six months of 2012 was due to the increase in customer service revenue and higher rental costs and depreciation resulting from our new flagship hospital.

Gross Profit

Our gross profit for the six months ended June 30, 2012 was $6.6 million, an increase of $0.7 million or 11.7% from $5.9 million for the six months ended June 30, 2011. The increase in gross profit in the six months ended June 30, 2012 was mainly due to the increasing revenue from our facilities, partially offset by higher costs associated with new flagship hospital. Our overall gross profit margin as a percentage of revenue was 63.4% for the six months ended June 30, 2012 compared to 77.2% for the same period in the previous year. Our gross margin decreased by 13.8% due to higher personnel costs associated with our cosmetic surgery services and higher rental costs and depreciation resulting from our new flagship hospital.

Operating Expenses

Our operating expenses increased by approximately $1.7 million to $5.9 million for the six months ended June 30, 2012 from $4.2 million for the same period of the previous year. This increase was mainly attributable to the increase in the expenses associated with marketing and advertising activities and the increase in salary and compensation expenses related to our new flagship hospital. We spent $3.0 million in advertising in the six months ended June 30, 2012, an 80.8% increase compared to $1.6 million in the same period of 2011.

Total Other Expenses:

Other expenses for the six months ended June 30, 2012 was $157,829 compared to other expenses of $50,467 for the same period in the previous year. The increase was mainly due to higher interest expenses in the six months ended June 30, 2012.

Net Income Attributable to CHINA SHESAYS Common Stockholders

Net income attributable to CHINA SHESAYS common stockholders for the six months ended June 30, 2012 was $0.4 million, a decrease of 72.9% as compared with $1.4 million for the six months ended June 30, 2011. The decrease in net income was mainly attributed to the significant increase in operating expenses in the six months ended June 30, 2012.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in US$. The conversion of our accounts from RMB to US$ results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $17,275 for the six months ended June 30, 2012, as compared with $90,821 for the six months ended June 30, 2011.

Comprehensive Income Attributable to CHINA SHESAYS Common Stockholders

Comprehensive income attributable to CHINA SHESAYS common stockholders was $0.4 million for the six months ended June 30, 2012, as compared with $1.4 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $0.8 million. We had a working capital deficit of $7.2 million, that is, our current assets were $2.9 million and our current liabilities were $10.1 million as of June 30, 2012. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern, however, we believe that our strong net cash flow from operating activities, cost reductions and postponement of our business expansion will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months.

Total stockholders' equity as of June 30, 2012 was $3.4 million. The following table provides detailed information regarding our net cash flow for the six month ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$457,680	$1,353,912
Net cash used in investing activities	(2,291,377)	(2,054,213)
Net cash provided by financing activities	2,223,873	440,506
Effect of exchange rates on cash	(1,053)	11,397
Net decrease in cash and cash equivalents	389,123	(248,398)
Cash and cash equivalents – beginning of period	383,476	1,029,280
Cash and cash equivalents – end of period	772,599	780,882

Operating Activities

Cash provided by operating activities totaled $0.4 million for the six months ended June 30, 2012 as compared with $1.4 million provided by operating activities for the six months ended June 30, 2011. Compared with the same period in 2011, the decrease in net cash provided by operating activities was primarily due to the decrease in net income and the decrease in other payables and accrued liabilities, offset by the increase in depreciation.

Investing Activities

Cash used in investing activities was $2.3 million for the six months ended June 30, 2012 as compared to $2.1 million used for the six months ended June 30, 2011. The increase in cash used in investing activities is mainly due to $0.2 million cash provided by proceeds from disposal of property and equipment, and due from stockholders in the six months ended June 30, 2011.

Financing Activities

Cash provided by financing activities was $2.2 million for the six months ended June 30, 2012 as compared to $0.4 million provided in financing activities for the six months ended June 30, 2011. The increase was mainly due to the decrease in restricted cash, and bank loan borrowed of $4.1 million and bank loan repaid of $1.8 million in the six months ended June 30, 2012, compared to bank loan borrowed of $1.7 million and bank loan repaid of $0.9 million in the first half of 2011.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations, as well as bank loans, will be sufficient to meet our working capital requirement for our current operations. However, in order to fully implement our business plan and continue our growth, we may require additional capital either from our stockholders or from outside sources.

Results of Operations

Three Months Ended September 30, 2012, Compared to the Three Months Ended September 30, 2011:

	Three Months Ended
	September 30,		$	%
	2012	2011	Change	Change
Total revenue	$6,068,116	$4,080,626	$1,987,490	48.7%
Cost of revenue	2,057,934	1,045,397	1,012,537	96.9%
Gross profit	4,010,182	3,035,229	974,953	32.1%
Operating expenses	3,428,597	3,005,866	422,731	14.1%
Total other expenses	(117,746)	(42,114)	(75,632)	179.6%
(Loss) income from operations before taxes	463,839	(12,751)	476,590	-3737.7%
Income tax expenses	(196,986)	(78,478)	(118,508)	151.0%
Net (loss) income attributable to CHINA SHESAYS common stockholders	259,823	(72,652)	332,475	-457.6%
Foreign currency translation gain	5,364	62,897	(57,353)	-91.5%
Comprehensive (loss) income attributable to CHINA SHESAYS common stockholders	265,166	(9,956)	275,122	-2763.4%

Total Revenue

Total revenue for the three months ended September 30, 2012 increased by approximately $2.0 million or 48.7% to $6.1 million as compared to $4.1 million for the three months ended September 30, 2011. Our revenue growth during the period was driven by the growing sales and service fee income generated from our headquarters hospital and our three new clinics in Leshan, Yibin and Zigong, increased sales generated from our new flagship hospital, as well as marketing and promotional programs in the third quarter of 2012.

REVENUE	Three Months Ended September 30,
			$	%
	2012	2011	Change	Change
Cosmetic surgery services	$2,741,464	$1,808,799	$932,665	51.6%
Professional medical beauty services	2,896,570	1,992,726	903,844	45.4%
Cosmetic dentistry services	23,297	54,789	(31,492)	-57.5%
Sales of goods	406,785	224,312	182,473	81.3%
Total revenue	$6,068,116	$4,080,626	$1,987,490	48.7%

Compared to the same period in 2011, cosmetic surgery service revenue increased 51.6% to $2.7 million, professional medical beauty service revenue increased 45.4% to $2.9 million, cosmetic dentistry service revenue decreased 57.5% to $23,297 and sales of goods increased 81.3% to $406,785. The decrease in cosmetic dentistry service revenue was primarily due to the resignation of a key dentist during the third quarter of 2012.

	Three Months Ended
	September 30,
	2012		2011
Location
Sichuan Shesays	$2,662,776	43.9%	$3,547,035	86.9%
Fanya Shesays	2,688,352	44.3%	-	-
Leshan Jiazhou Shesays	344,877	5.6%	225,534	5.5%
Yibin Shesays	198,510	3.3%	195,621	4.8%
Zigong Shesays	173,601	2.9%	112,436	2.8%
Total sales	$6,068,116	100.0%	$4,080,626	100.0%

For the third quarter of 2012, revenue of headquarter hospital decreased by 25.0% to $2.7 million, from $3.5 million in the third quarter of 2011. Our new flagship hospital launched in the fourth quarter of 2011 contributed $2.7 million in revenue.  Our three clinics launched in the second half of 2010 contributed approximately $0.7 million to revenues in the third quarter of 2012, compared to $0.5 million in the third quarter of 2011.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2012 was $2.1 million, an increase of 96.8% compared to the three months ended September 30, 2011. The increase in cost of revenue in the third quarter of 2012 was due to the increase in customer service revenue, higher costs of personnel and medical supplies associated with cosmetic surgery services, and higher rental costs and depreciation resulting from our new flagship hospital. Cost of revenue as a percentage of revenue increased from 25.6% to 33.9% as compared to the prior comparative

Gross Profit

As a result of the above, we achieved gross profit of approximately $4.0 million for the three months ended September 30, 2012, compared to approximately $3.0 million for the same period of the previous year, representing an approximately 32.1% period to period increase. The increase in gross profit was mainly due to the increase in total revenue. Our overall gross profit margin as a percentage of revenue was 66.1% for the three months ended September 30, 2012 compared to 74.4% for the same period in the previous year. The gross margin decreased by 8.3% mainly due to higher costs of personnel and medical supplies associated with cosmetic surgery services and higher rental costs resulting from our new flagship hospital in Chengdu which was launched in the fourth quarter of 2011.

Operating Expenses

Our operating expenses increased by approximately $0.4 million to $3.4 million for the three months ended September 30, 2012 from $3.0 million for the same period in the previous year. This 14.1% increase was mainly attributable to the increase in advertising and promotional efforts to drive revenue growth in the third quarter of 2012.

Total Other Expenses

Other expenses for the three months ended September 30, 2012 was $0.1 million compared to other expenses of $42,114 for the same period in the previous year. The increase was mainly due to higher interest expenses in the third quarter of 2012.

Net (Loss) Income Attributable to China SHESAYS Common Stockholders

As a result of the factors described above, we had net income attributable to China SHESAYS common stockholders in the amount of $0.3 million for the three months ended September 30, 2012, an increase of 457.6% as compared with net loss attributable to China SHESAYS common stockholders in the amount of $72,652 for the three months September 30, 2011. The increase in net income attributable to China SHESAYS common stockholders was mainly due to the increase of revenue in the three months ended September 30, 2012.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in U.S. dollars. The conversion of our accounts from RMB to US$ results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $5,364 for the three months ended September 30, 2012, as compared with $62,897 for the three months ended September 30, 2011.

Comprehensive (Loss) Income Attributable to China SHESAYS Common Stockholders

As a result of the factors described above, we had comprehensive loss attributable to China SHESAYS common stockholders in the amount of $0.3 for the three months ended September 30, 2012, as compared with comprehensive loss attributable to China SHESAYS common stockholders in the amount of $9,956 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012, Compared to the Nine Months Ended September 30, 2011:

	Nine Months Ended
	September 30,
			$	%
	2012	2011	Change	Change

Total revenue	$16,429,885	$11,868,029	$4,561,856	38.4%
Cost of revenue	5,846,790	2,951,781	2,895,009	98.1%
Gross profit	10,583,095	8,916,248	1,666,847	18.7%
Operating expenses	9,349,704	7,200,380	2,149,324	29.9%
Total other expenses	(275,575)	(92,581)	(182,994)	197.7%
Income from operations before taxes	957,816	1,623,287	(665,468)	-41.0%
Income tax expenses	(322,176)	(438,212)	116,036	-26.5%
Net income attributable to CHINA SHESAYS common stockholders	620,658	1,212,991	(592,333)	-48.8%
Foreign currency translation gain	22,639	153,718	(131,079)	-85.3%
Comprehensive income attributable to CHINA SHESAYS common stockholders	643,276	1,366,189	(722,913)	-52.9%

Total Revenue

Total revenue for the nine months ended September 30, 2012 increased by approximately $4.6 million or 38.4% to $16.4 million as compared to $11.9 million for the nine months ended September 30, 2011. Our revenue growth during the period was driven by increased demand for micro-plastic surgery in China, sales growth from three new clinics and our new flagship hospital, continued marketing efforts and increased spending of our members.

REVENUE	Nine Months Ended September 30,
	2012	2011	$	%
			Change	Change
Cosmetic surgery services	$7,050,420	$5,033,176	$2,017,244	40.1%
Professional medical beauty services	8,353,436	6,058,016	2,295,420	37.9%
Cosmetic dentistry services	102,668	111,177	(8,509)	-7.7%
Sales of goods	923,361	665,660	257,701	38.7%
Total revenue	$16,429,885	$11,868,029	$4,561,856	38.4%

Compared to the same period of 2011, cosmetic surgery service revenue increased 40.1% to $7.1 million, professional medical beauty service revenue increased 37.9% to $8.4 million, cosmetic dentistry service revenue decreased 7.7% to $102,668 and sales of goods increased 38.8% to $0.9 million.

	Nine Months Ended
	September 30,
	2012		2011
Location
Sichuan Shesays	$7,487,128	45.6%	$10,670,637	89.9%
Fanya Shesays	7,053,017	42.9%	-	-
Leshan Jiazhou Shesays	870,477	5.3%	504,226	4.3%
Yibin Shesays	582,986	3.5%	441,707	3.7%
Zigong Shesays	436,277	2.7%	251,459	2.1%
Total sales	$16,429,885	100.0%	$11,868,029	100.0%

For the nine months ended September 30, 2012, revenue from our headquarters hospital decreased by 29.8% to $7.5 million, from $10.7 million in the nine months ended September 30, 2011. Our new flagship hospital launched in the fourth quarter of 2011 contributed $7.1 million in revenue. Our three clinics launched in the second half of 2010 contributed approximately $1.9 million to revenues in the nine months ended September 30, 2012, compared to $1.2 million in the nine months ended September 30, 2011.

Cost of Revenue

Our cost of revenue, which consists of costs of products sold, costs of services provided and costs of direct labor and overhead, was $5.8 million for the nine months ended September 30, 2012, an increase of 98.1% from $3.0 million for the nine months ended September 30, 2011. Cost of revenue as a percentage of revenue increased from 23.0% to 35.6% as compared to the comparative period. The increase in cost of revenue in the first nine months of 2012 was due to the increase in customer service revenue, higher costs of personnel and medical supplies associated with cosmetic surgery services, and higher rental costs and depreciation resulting from our new flagship hospital.

Gross Profit

Our gross profit for the nine months ended September 30, 2012 was $10.6 million, an increase of $1.7 million or 18.7% from $8.9 million for the nine months ended September 30, 2011. The increase in gross profit in the nine months ended September 30, 2012 was mainly due to the increasing revenue from our facilities, partially offset by higher costs associated with our new flagship hospital. Our overall gross profit margin as a percentage of revenue was 64.4% for the nine months ended September 30, 2012 compared to 77.0% of the same period of the previous year. The gross margin decreased by 12.6% due to higher personnel costs associated with our cosmetic surgery services and higher rental costs and depreciation resulting from our new flagship hospital.

Operating Expenses

Our operating expenses increased by approximately $2.1 million to $9.3 million for the nine months ended September 30, 2012 from $7.2 million for the same period of the previous year. This 26.1% increase was mainly attributable to increase in the expenses associated with marketing and advertising activities and increase of salary and compensation expenses related to our new flagship hospital.

Total Other Income (Expenses):

Other expenses for the nine months ended September 30, 2011 was $275,575 compared to other expenses of $92,581 for the same period of the previous year.

Net Income Attributable to China SHESAYS Common Stockholders

Net income attributable to China SHESAYS common stockholders for the nine months ended September 30, 2012 was $0.6 million, a decrease of 48.8% as compared with $1.2 million for the nine months September 30, 2011. The decrease in net income was mainly attributed to the significant increase of operating expenses in the nine months ended September 30, 2012.

Foreign Currency Translation Gain

Our business operates primarily in RMB, but we report our results in U.S. dollars. The conversion of our accounts from RMB to U.S. dollars results in translation adjustments. As a result of a currency translation adjustment gain, our other comprehensive income was $22,639 for the nine months ended September 30, 2012, as compared with $153,718 for the nine months ended September 30, 2011.

Comprehensive Income Attributable to China SHESAYS Common Stockholders

Comprehensive income attributable to China SHESAYS common stockholders was $0.6 million for the nine months ended September 30, 2012, as compared with $1.4 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $1.6 million. We had a working capital deficit of $6.3 million, that is, our current assets were $3.4 million and our current liabilities were $9.7 million as of September 30, 2012. Our net working capital deficit may initially raise substantial doubt as to our ability to continue as a going concern, however, we believe that our strong net cash flow from operating activities, cost reduction and postponement of our business expansion will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months.

Total stockholders' equity as of September 30, 2012 was $3.6 million. The following table provides detailed information regarding our net cash flow for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$1,046,749	$2,165,458
Net cash used in investing activities	(2,155,844)	(2,988,982)
Net cash provided by financing activities	2,282,809	440,530
Effect of exchange rates on cash	(416)	50,936
Net decrease in cash and cash equivalents	1,173,298	(332,058)
Cash and cash equivalents – beginning of period	383,476	1,029,280
Cash and cash equivalents – end of period	1,556,774	697,222

Operating Activities

Cash provided by operating activities totaled $1.0 million for the nine months ended September 30, 2012 as compared with $2.2 million provided by operating activities for the nine months ended September 30, 2011. Compared with the same period in 2011, the decrease in our net cash provided by operating activities was primarily due to the decrease in net income, accounts payable, and other payables and accrued liabilities, offset by the increase in depreciation.

Investing Activities

Cash used in investing activities was $2.2 million for the nine months ended September 30, 2012 as compared to $3.0 million used in investing activities for the nine months ended September 30, 2011. The decrease was primarily due to less property and equipment being purchased in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Financing Activities

Cash provided by financing activities was $2.3 million for the nine months ended September 30, 2012 as compared to $0.4 million provided by financing activities for the nine months ended September 30, 2011. The increase was mainly due to the decrease in restricted cash, and bank loan borrowed of $3.8 million and bank loan repaid of $1.8 million in the nine months ended September 30, 2012, compared to bank loan borrowed of $1.8 million and bank loan repaid of $0.9 million in the nine months ended September 30, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer, President and Chief Financial Officer, Yixiang Zhang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and 2011. Based on our assessment, Mr. Zhang determined that, as of December 31, 2012  and 2011 because of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal controls over financial reporting was ineffective as of December 31, 2012 and 2011 due to the material weaknesses described below, we believe that, the financial statements included in this Annual Report on Form 10-K present fairly our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Our Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Internal controls over financial reporting refers to the process designed by, or under the supervision of Mr. Zhang, and effected by our board of directors, currently consisting of one director, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012 and 2011. In making this assessment, management used the framework set forth in the report entitled Internal Controls – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective, as of December 31, 2012 and 2011, because of the material weaknesses in our internal controls over financial reporting described below.

During its evaluation of the effectiveness of internal controls over financial reporting as of December 31, 2012 and 2011, management identified the following material weaknesses:

(1)	lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements during 2012 and 2011;

(2)
lack of standard chart of accounts and written accounting manuals and closing procedures to facilitate preparation of financial statements under U.S. GAAP for financial reporting processes during 2012 and 2011;

(3)	lack of an audit committee or other independent oversight over our management and internal controls during 2012 and 2011;

(4)	lack of independent directors during 2012 and 2011; and

(5)	lack of timely filing of the periodic reports under the Exchange Act.

We maintain a system of internal controls and procedures and prepare our financial reporting according to U.S. GAAP. However, the Company currently does not have an U.S. GAAP expert on its staff and does not have an audit committee, independent directors, and has not established independent oversight over our management and internal controls. Thus we believe our internal controls over financial reporting were not effective in 2012 and 2011.

Since December 2010, we have been working to take remedial measures to improve our internal controls over financial reporting. Our CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP via the internet.  As we currently do not maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely impacted. No assurance can be given that we have identified all of the material and significant weaknesses in internal controls or that we will be able to adequately remedy the existing deficiencies in our internal controls. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal controls and to otherwise comply with the internal controls rules under Section 404(a) of the Sarbanes-Oxley Act.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Because the Company is a smaller reporting company, management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this Comprehensive 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 30, 2013, the Company’s Board of Directors approved the change of its principal independent accountants. On such date, Baker Tilly Hong Kong Limited was dismissed from serving as the Company’s principal independent accountants and on the same day, BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China Shu Lun Pan”) was engaged as the Company’s new principal independent accountants to audit the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011 and the interim periods then ended.

The Dismissal of Baker Tilly Hong Kong Limited

Baker Tilly Hong Kong Limited was the independent registered public accounting firm for the Company from June 6, 2010 to September 30, 2013.  Baker Tilly Hong Kong Limited’s report on the Company’s financial statements for the fiscal year ended December 31, 2010, did not contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to audit scope, or accounting principles.  The Company did not have its financial statements audited for the fiscal years ended December 31, 2011 and 2012 during the period aforementioned.

During the Company’s fiscal years ended December 31, 2011 and 2012 and through the dismissal date of September 30, 2013, there were no disagreements with Baker Tilly Hong Kong Limited, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baker Tilly Hong Kong Limited, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  None of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K occurred during the period in which Baker Tilly Hong Kong Limited served as the Company’s principal independent accountants.

In accordance with Item 304(a)(3), the Company has provided Baker Tilly Hong Kong Limited with a copy of this disclosure and has requested that Baker Tilly Hong Kong Limited furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Baker Tilly Hong Kong Limited addressed to the U.S. Securities and Exchange Commission is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

The Engagement of BDO China Shu Lun Pan Certified Public Accountants LLP

During the Company’s fiscal years ended December 31, 2012 and 2011 and through September 30, 2013, the date when the Company engaged BDO China Shu Lun Pan as its principal independent accountants:

(1)           The Company did not consult BDO China Shu Lun Pan regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements;

(2)           Neither a written report nor oral advice was provided to the Company by BDO China Shu Lun Pan that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3)           The Company did not consult BDO China Shu Lun Pan  regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2012. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years.

Set forth below is information regarding our directors and executive officers during the period covered by this Comprehensive Form  10-K.

Name	Age	Position with the Company	Board Member Since

Yixiang Zhang	40	Chairman of the Board, CEO &CFO	June 7, 2010
Wenhui Shao	49	President
Xingwang Pu	45	Chief Technology Officer
Wenbin Zhu	43	Former Chief Financial Officer

Yixiang Zhang, 40, Chairman of the Board Chief Executive Officer and Chief Financial Officer. Mr. Zhang founded SHESAYS in 2005 with 10 years of work experience in the pharmaceutical and medical care industry. He has strong expertise in chain operation and brand management. From 1998 to 2000, Mr. Zhang was the sales manager and the investment manager of the chain of drugstores 999 Group, one of the leading enterprises in the field of pharmaceuticals in China. In 2005, he established SHESAYS Cosmetic Surgery Hospital and has been the CEO and Chairman of the Board of Directors since that time. Mr. Zhang graduated from Huaxi Medical School of Sichuan University with a bachelor’s degree in public health. He is a member of the Chengdu Youth Federation and a tutor for Youth Business China. Mr. Zhang is the sole director of the Company.  Mr. Zhang has not held any other public company directorships during the past five years.

Wenhui Shao, 49, President and a director of SHESAYS. Mr. Shao is a professor at Jiangxi Yichun Medical College and Institute of Cosmetics of Southeast University, a member of the Plastic Surgery team of the Medical Aesthetics and Cosmetology Subcommittee of the China Medical Association, a member of the subcommittee of Medical Aesthetics and Cosmetology for the China Association of Traditional and Western Medicine, the initiator of the public welfare campaign “Breast Care in China” and a volunteer on the medical team of the Smile Angel Foundation. Professor Shao has over 20 years work experience in the fields of plastic surgery and cosmetics. In 1990, he established the Guizhou Plastic and Cosmetic Surgery Hospital. In 1997, he established the Medical Aesthetics and Cosmetology subcommittee of the Medical Association of Guizhou Province. In 1998, he was awarded the title of Advanced Worker of Guiyang City and was conferred the National Labor Medal. In August 2004, he was offered the expert allowance by Guizhou provincial government. In 2005, he was chosen as an influential figure in the field of plastic and cosmetic surgery in China over the past 20 years. He has compiled nine monographs on medical cosmetology and published over 20 theses in this field. He has conducted over 40,000 plastic and cosmetics surgeries, often focusing on nose humps, breast implants, pouch removal surgeries, double-fold eyelid surgeries, permanent eyebrow change surgeries, facial plastic surgeries, minimally invasive or non-invasive face outline changes, and tissue engineering plastic surgeries. Mr. Shao received a diploma in cosmetic dermatology from Guiyang Medical College in 2003, and a diploma in medical aesthetics from Nanjing Southeastern University in 2005.

Xingwang Pu, 45, Chief Technology Officer and a director of SHESAYS. Professor Pu possesses 20 years of experience in the field of plastic and cosmetic surgery and is a professor at Jiangxi Yichun Medical College. He is the leader of the medical team (Southwest China sector) of the Smile Angel Foundation. Professor Pu is also a director of the international exchange center of the Medical Aesthetics and Cosmetology Subcommittee of the China Medical Association, and a member of the Plastic Surgery team for the Medical Aesthetics and Cosmetology Subcommittee of the China Medical Association. Professor Pu graduated from Guiyang Medical College and has further studied at the Huaxi Medical School of Sichuan University, Liaoning Provincial People’s Hospital, and the Fourth Military Medical University. He is one of the first doctors to apply tissue engineering techniques in clinical operations. He has compiled 4 monographs on medical cosmetology and published over 20 academic theses. He specializes in breast implant surgeries, facial plastic surgeries, trunk and limb plastic surgeries, , tissue engineering surgeries, cleft palate repair surgeries and other congenital malformation repair surgeries as well as the repair of the results of prior failed plastic surgeries.

Wenbin Zhu, 43, Former Chief Financial Officer. Ms. Zhu joined SHESAYS in June 2007 with 20 years of experience in finance. She is a certified public accountant in China. Ms. Zhu graduated from Southwestern University of Finance and Economics majoring in accounting.

With rich experiences in financial management for state-owned enterprises and private enterprises, Ms. Zhu is experienced in the financial management and internal control of medical services industry. Ms. Zhu has served as a finance manager for many years and has served as assistant of finance director of Sichuan Xiongfei Group Co., Ltd. from 2002 to 2006. She is experienced in the related policies and rules of China and is skilled at taxation and financial risk management. She joined Sichuan SHESAYS Cosmetology Hospital Co., Ltd in 2007.   Ms. Zhu, resigned in July 2012.

Board Committees

Our Board of Directors has not yet appointed an audit committee, a compensation committee, or a nominating and corporate governance committee due to the small size of our Board. Our Board does not currently have any members who qualify as an audit committee financial expert.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Code of Ethics

We do not currently have a Code of Ethics that applies to our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics in near future.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our directors and executive officers were not involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

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

Based solely on the reports received by us and on representations of the reporting persons, we are not aware of any instances during the fiscal years ended December 31, 2012 and 2011 where an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation awarded to, earned by or paid to our principal executive officer for all services rendered in all capacities for the years ended December 31, 2012 and 2011. No other executive officer had compensation in excess of $100,000 during 2012 or 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yixiang Zhang Chief Executive Officer	2012	$57,608	0	0	0	0	0	0	$57,608
	2011	$56,250	0	0	0	0	0	0	$56,250

(1) The Company pays salaries in RMB to all executive officers every month. The RMB amount is translated into U.S. dollars when the Company files SEC documents.  The exchange rates used were the average rates of 2012 and 2011. They were $1=RMB 6.3116 and $1=RMB 6.4640, respectively.

Employment Agreements

SHESAYS has entered into an employment agreement with each of its executive officers. Employment agreements with regular employees have terms of five years, while the employment agreements with the executive officers have eight year terms. Except for salary, the terms of the employment agreements are substantially identical. The terms reflect employment standards that originate in both the PRC labor laws and practices that are common in China.

On January 1, 2010, Mr. Yixiang Zhang entered into an employment agreement with SHESAYS, pursuant to which Mr. Zhang was employed as Chief Executive Officer of SHESAYS for a period of eight years at a monthly salary of 30,300 RMB (approximately $4,801). Pursuant to relevant national, provincial and municipal regulations or rules, Mr. Zhang is entitled to basic pension, medical, unemployment, workers compensation and paternity insurance.

Base Salaries

At present, our compensation packages consist solely of base salaries. In China, it is not uncommon for private companies to offer base salaries as the sole form of compensation. The base salaries of our executive officers were determined and approved by the Board of SHESAYS while taking into consideration factors such as the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual.

In the future we plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, but not limited to, short and long term compensation, cash and non-cash compensation, and other equity-based compensation such as stock options, to retain and attract talented individuals. We will also establish a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee will be independent directors.

Outstanding Equity Awards

We did not have any equity compensation plans and therefore no equity awards are outstanding as of our fiscal years ended December 31, 2012 and 2011.

Employee Benefit Plans

We do not have employee benefit plans and do not offer termination benefits.

Director Compensation

Due to the small size of our Company, none of the members of our Board of Directors receives any compensation for serving on the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans. All decisions regarding compensation are determined by our Board of Directors.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its directors or executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separately standing compensation committee, and therefore such role is assumed by our sole director. Except as provided above regarding executive offices and directorships at SHEESAYS, none of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors and no member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012 by (i) each person who, to our knowledge, owned more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power.

	Number of
	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned(1)(2)	Owned(1)(2)(6)
Directors and Executive officers
Yixiang Zhang (3)	8,970,012	32.5%
Wenhui Shao (4)	2,108,160	10.2%
Xingwang Pu (5)	2,108,160	10.2%
Directors and Executive Officers as a Group (3 persons)	13,186,332	10.2%
Five Percent Stockholders (other than directors and named executive officers)
Kwai Man Yip (7)	16,699,932	89.8%

(1) Based on 18,600,012 shares of our common stock issued and outstanding as of December 31, 2012.

(2) All shares are owned of record and beneficially except as otherwise noted. Except as otherwise noted, each stockholder’s address is c/o Sichuan SHESAYS Cosmetology Hospital Co., Ltd, New No. 83, Xinnan Road, Wuhou District, Chengdu City, Sichuan Province, PRC, 610041.

(3) Ms. Kwai Man Yip is the sole stockholder of Bondy Nominees Limited, a Hong Kong corporation (“Bondy”), which is the sole stockholder of Techno Meg Limited (“Techno”) and Leading Pioneer Limited (“Pioneer”). Techno was an 80% stockholder of Perfect Support prior to the June 7, 2010 merger with Perfect Support (the “Merger”) and a 77.94% stockholder of the Company after post-Merger, and Pioneer was a 19% stockholder of Perfect Support prior to the Merger and a 14.83% stockholder of the Company post-Merger. Mr. Yixiang Zhang and Ms. Kwai Man Yip, entered into an agreement on April 27, 2010 (the “Call Option Agreement”), pursuant to which Mr. Yixiang Zhang may purchase 8,970,012 shares of the common stock of the Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of the Call Option Agreement. As of December 31, 2012, although the optionee had not exercised his option, the vesting conditions for all of the option shares were satisfied and the optionee can exercise his option any time until April 26, 2015 pursuant to the Call Option Agreement.

(4) Mr. Wenhui Shao and Ms. Kwai Man Yip, the sole stockholder of Bondy, entered into an agreement on April 27, 2010, pursuant to which Mr. Wenhui Shao may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of the Call Option Agreement. As of December 31, 2012, although the optionee had not exercised his option, the vesting conditions for all of the option shares were satisfied and the optionee can exercise his option any time until April 26, 2015 pursuant to the Call Option Agreement.

(5) Mr. Xingwang Pu and Ms. Kwai Man Yip, the sole stockholder of Bondy, entered into an agreement on April 27, 2010, pursuant to which Mr. Xingwang Pu may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of the Call Option Agreement. As of December 31, 2012, although the optionee had not exercised his option, the vesting conditions for all of the option shares were satisfied and the optionee can exercise his option any time until April 26, 2015 pursuant to Call Option Agreement.

(6) In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 18,600,012 shares of common stock outstanding as of December 31, 2013, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.  However, for the shares currently under Mr. Yip’s name and not be exercised by the optionees pursuant to the Call Option Agreement, the denominator is the total 18,600,012 shares of common stock.

(7) Beneficially owns the shares as indicated, which are owned of record by Techno and Pioneer, our principal stockholders, subject to the options to be exercised by the optionees as mentioned in notes (3),(4) and (5) above, along with other optionees’ shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Make-Good Escrow Agreement

In connection with our private placement in November of 2010, Techno, a stockholder of the Company (the “Make Good Pledgor”), agreed to transfer to the investors, on a pro rata basis, 600,000 shares of the Company’s common stock owned by the Make Good Pledgor in the event the Company’s consolidated financial statements record less than $6,400,000 of after-tax net income for the fiscal year ending December 31, 2011.

Affiliates on Both Sides of the Contractual Arrangement (See the Sections of Corporate History and PRC Structure under Item 1: Business for the details of certain contractual arrangements)

Substantially all of our operations are conducted in China through BOAN, our wholly-owned subsidiary in China, and through our contractual arrangements with several of our consolidated affiliated entities in China, including SHESAYS and its subsidiaries. SHESAYS and its subsidiaries directly operate our cosmetology hospitals. Pursuant to the contractual arrangements, BOAN provides management and consulting services to SHESAYS and its subsidiaries in exchange for service fees. SHESAYS and its subsidiaries agreed to pay 100% of their residual returns to BOAN. Based on these contractual arrangements, Perfect Support, through BOAN, became the primary beneficiary of the gains of SHESAYS and its subsidiaries.

SHESAYS was owned by five PRC citizens – Yixiang Zhang, Wenhui Shao, Xingwang Pu, Ning Liu and Bing Fang, who had shareholdings in SHESAYS of 45%, 15%, 15%, 15% and 10%, respectively, as of December 31, 2012 and 2011. As of December 31, 2012 and 2011, respectively, Yixiang Zhang was the Chairman and General Manager of SHESAYS and was the Chairman and CEO of the Company; Wenhui Shao was a director and the President of SHESAYS and was the President of the Company; Xingwang Pu was a Director and the President of Technology of SHESAYS and was the Chief Technology Officer of the Company; Both Ning Liu and Bing Fang were directors of SHESAYS.

Our affiliates have entered into the following agreements:

Mr. Yixiang Zhang, our Chairman of the Board and Chief Executive Officer, and Ms. Kwai Man Yip (the sole stockholder of Bondy Nominees Limited, a Hong Kong corporation ( “Bondy”), which is the sole stockholder of Techno and Pioneer, an 80% stockholder of Perfect Support prior to the Merger and a 77.94% stockholder of the Company post-Merger and a 19% stockholder of Perfect Support prior to the Merger and a 14.83% stockholder of the Company post-Merger respectively) entered into an agreement on April 27, 2010, pursuant to which Mr. Yixiang Zhang may purchase 8,970,012 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of such agreement.

Mr. Wenhui Shao, our president, and Ms. Kwai Man Yip entered into an agreement on April 27, 2010, pursuant to which Mr. Wenhui Shao may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of such agreement.

Mr. Xingwang Pu, our chief technology officer, and Ms. Kwai Man Yip entered into an agreement on April 27, 2010, pursuant to which Mr. Xingwang Pu may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of such agreement.

Mr. Ning Liu and Ms. Kwai Man Yip entered into an agreement on April 27, 2010, pursuant to which Mr. Ning Liu may purchase 2,108,160 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of such agreement.

Mr. Bing Fang and Ms. Kwai Man Yip entered into an agreement on April 27, 2010, pursuant to which Mr. Bing Fang may purchase 1,405,440 shares of the common stock of our Company for a nominal price from Ms. Kwai Man Yip within five years of the execution date of such agreement.

Revenue related to Smile Angel Foundation

The Smile Angel Foundation is a Beijing based charity founded in 2006 by Yapeng Li and Faye Wang, a famous couple with a child suffering from cheiloschisis. The Foundation is under the support and management of the Chinese Red Cross Foundation and aims to help patients, from lower-income families, suffering from cheiloschisis or palatoschisis. SHESAYS is the sole private hospital selected by the foundation to provide surgeries to the children sponsored by the Smile Angel Foundation, and Xingwang Pu is the leader of the foundation project at SHESAYS. The revenues received from the Foundation in 2012 and 2011 were $39,451 and $37,129 respectively, and accounted for 0.2% and 0.2% of our total revenue, respectively.

Due to/from Related Parties

During the three years ended December 31, 2012, the Company made advances to Chengdu Bohao Marketing & Planning Consulting Co., Ltd. (“Chengdu Bohao”).  Ms. Pan Wang, Secretary to the CEO of China Shesays, is the legal representative, director and a major stockholder of Chengdu Bohao. The largest outstanding amount during such a three-year period was $157,270 on June 30, 3011. Such advances were interest-free, unsecured and repayable on demand, which were collected as of December 31, 2012.  During the three years ended December 31, 2012, the Company had due to Chengdu Bohao, which was in the amount of $50,407 on December 31, 2012, representing service fees due to Chengdu bohao.  Such fees were paid off subsequently.

During the three years ended December 31, 2012, the Company had advances to High-tech Zone Xiaohe Fashion Marketing & Planning Studio (“Xiaohe”).  Ms. Pan Wang, is also the legal representative, director and a major stockholder of Xiaohe.  There was an outstanding amount of $247,700 on December 31, 2011 due from Xiaohe, which represented largest outstanding amount during such a three-year period. Such advances were interest-free, unsecured and repayable on demand, which were collected as of December 31, 2012.

During the three years ended December 31, 2012, the Company had advances to the CEO and the directors of Sichuan Shesays.  Such advances were interest-free, unsecured and repayable on demand.  They are for business purposes such as entertainment fees and marketing expenses and collected subsequently.   The largest outstanding amount to each person during the three years was as below:

Name	Largest Outstanding Amount	Date
Yixiang Zhang	771,779	December 31, 2012
Xingwang Pu	276,691	December 31, 2012
Wenhui Shao	272,728	December 31, 2012
Bing Fang	184,461	December 31, 2012
Ning Liu	276,691	December 31, 2012

During the three years ended December 31, 2012, the Company had due to CEO and director, Mr. Yixiang Zhang, which was in the amount of $97,293 on December 31, 2011, representing operating related expenses paid by Mr. Zhang on behalf of the Company to assist with the Company’s cash needs for business purposes.  Such amount was paid off as of December 31, 2012.

Business Transactions with Related Parties

During the three years ended December 31, 2012, Chengdu Bohao provided services to the Company at the amount of $50,383, $154,703 as of December 31, 2012 and 2011.  No services were provided by Chengdu Bohao during the year ended December 31, 2010.

During the year ended December 31, 2012 and 2011, the CEO and director, Mr. Yixiang Zhang and his spouse jointly signed personal guarantee agreements with a third party guarantee company to provide guarantee to Sichuan Shesays to obtain bank loans for an aggregate amount of $3,804,331 (RMB 24 million) and $1,415,428 (RMB 9 million), respectively.

Review, Approval and Ratification of Related Party Transaction

Given our small size and limited financial resources, we have not adopted formal policies and procedure for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.

Compensation Arrangements

See “Executive Compensation,” above for information about employment agreements and other compensation arrangements between our Company and our executive officers and directors.

Director Independence

None of the members of our Board of Directors is independent, as “independent” is defined in the rules of the SEC. Our Board of Directors intends to appoint additional members who will satisfy such independence requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 30, 2013, BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China Shu Lun Pan”), was engaged as the Company’s independent registered public accounting firm and has  audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and December 31, 2011. Baker Tilly Hong Kong, CPA, was engaged as the Company’s independent registered public accounting firm from June 6, 2010 to September 30, 2013, and reviewed the Company’s consolidated financial statements for the first three quarterly periods in the fiscal year ended December 31, 2011.

Audit Fees. BDO China Shu Lun Pan was paid aggregate fees of approximately $105,000 and $60,000, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

Baker Tilly Hong Kong, CPA was paid aggregate fees of approximately $42,000, for professional services rendered for the reviews of the financial statements for the first three quarterly periods in the fiscal year ended December 31, 2011.

Audit Related Fees. Neither BDO China Shu Lun Pan nor Baker Tilly Hong Kong, CPA  was paid a fee, for audit related work for the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees. Neither BDO China Shu Lun Pan nor Baker Tilly Hong Kong, CPA  was paid a fee for the fiscal years ended December 31, 2012 and December 31, 2011 for professional services rendered for tax compliance, tax advice and tax planning. These services were not provided.

All Other Fees. No fee for other professional services was paid to either accounting firm during the fiscal years ended December 31, 2012 and December 31, 2011.

Board of Directors Pre-Approval Policies and Procedures

We do not have a separately designated audit committee and Mr. Yixiang Zhang is our sole director. Mr. Zhang reviewed and approved all audit services provided by China Shu Lun Pan, and has determined that the firm’s provision of such services to us during fiscal years 2012 and 2011 is compatible with and did not impair the independence of China Shu Lun Pan. It is the practice of our director to consider and approve in advance all auditing services provided to us by our independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements.

The financial statements listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

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

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on July 26, 2007 (File No. 333-144888))
4.1	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010 (File No. 333-144888))
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
Labor Contract (English Translation) by and between Sichuan SHESAYS Cosmetology Hospital Co., Ltd. and Zhang Yixiang dated January 1, 2010 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))

10.16	Trademark Licensing Agreement (English Translation) by and between Sichuan SHESAYS Cosmetology Hospital Co., Ltd. and Yixiang Zhang dated January 4, 2007
10.17	Supplementary Agreement to the Exclusive Service Agreement between BOAN and SHESAYS Dated March 22, 2011.
10.18*
Lease Contract for En Wei Office Building (English Translation) by and between Chengdu En Wei Investment (Group) Co., Ltd. and between Sichuan SHESAYS Cosmetology Hospital Co., Ltd., dated December 28, 2009

16.1*	Letter from Baker Tilly Hong Kong Limited dated April 11, 2014, regarding the change in certifying accountant
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on January 6, 2011 (File No. 333-171574))
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2014	China SHESAYS Medical Cosmetology Inc.

/s/ Yixiang Zhang
Yixiang Zhang
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Yixiang Zhang	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	April 15, 2014
Yixiang Zhang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

CHINA SHESAYS MEDICAL COSMETOLOGY INC.

For the Interim Financial Statements and Notes:

For the Fiscal Quarter ended September 30, 2012

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	F-55

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	F-57

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	F-59

Notes to Consolidated Financial Statements (unaudited)	F-61 – F-76

For the Fiscal Quarter ended June 30, 2012

Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	F-78

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended December 31, 2012 and 2011 (unaudited)	F-80

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	F-82

Notes to Consolidated Financial Statements (unaudited)	F-83 – F-99

For the Fiscal Quarter ended March 31, 2012

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	F-101

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited)	F-103

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	F-105

Notes to Consolidated Financial Statements (unaudited)	F-107 – F-122

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
 ("CHINA SHESAYS") AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011
Notes to the Consolidated Financial Statements as of December 31, 2012 and 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China SHESAYS Medical Cosmetology Inc.,

We have audited the accompanying consolidated balance sheet of China SHESAYS Medical Cosmetology Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China SHESAYS Medical Cosmetology Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, People’s Republic of China
April 15, 2014

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC. ("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$839,794	$383,476
Restricted cash	-	393,174
Inventories, net	646,054	713,372
Other current assets and prepaid expenses	1,162,484	686,779
Due from related companies	-	247,700
Due from directors	1,010,571	25,537
Due from CEO and a director	771,779	-
Total Current Assets	4,430,682	2,450,038

PROPERTY AND EQUIPMENT, NET	9,130,485	10,576,167
DEFERRED TAX ASSETS	479,583	639,494
TOTAL ASSETS	$14,040,750	$13,665,699

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$819,422	$1,152,018
Notes payable	3,804,331	1,788,158
Deferred revenue	143,260	71,656
Other payables and accrued liabilities	3,940,398	5,326,369
Accrued liquidated damages and interest	1,414,713	1,309,919
Income tax payable	467,915	798,548
Sales tax payable and other taxes payable	11,018	16,064
Due to related company	50,407	-
Due to CEO and a director	-	97,293
Total Current Liabilities	10,651,464	10,560,025

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of December 31, 2012 and 2011	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized,18,600,012 shares issued and outstanding as of December 31, 2012 and 2011	18,600	18,600
Additional paid-in capital	2,173,540	2,166,401
(Accumulated deficit)/retained earnings
Unappropriated	108,223	(26,334)
Appropriated	643,704	555,755
Accumulated other comprehensive income	301,058	263,740
Total China Shesays Stockholders' Equity	3,245,125	2,978,162
Noncontrolling interest	144,161	127,512
Total Stockholders' Equity	3,389,286	3,105,674

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,040,750	$13,665,699

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC. ("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2012	2011
REVENUE
Customer service revenue
Cosmetic surgery services	$9,546,425	$7,259,711
Professional medical beauty services	11,088,551	8,236,803
Cosmetic dentistry services	131,895	144,229
Sales of goods	1,282,249	885,515
Total Revenue	22,049,120	16,526,258
COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(2,417,915)	(1,706,684)
Professional medical beauty services	(2,717,720)	(1,866,617)
Cosmetic dentistry services	(83,067)	(114,011)
Cost of goods sold	(702,438)	(413,184)
Depreciation	(2,024,080)	(1,134,288)
Total Cost of Revenue	(7,945,220)	(5,234,784)
GROSS PROFIT	14,103,900	11,291,474

OPERATING EXPENSES
Selling, general and administrative expenses	5,764,815	5,435,395
Advertising costs	6,480,068	4,882,356
Professional and consultant fees	646,872	719,838
Depreciation	246,081	132,500
Total Operating Expenses	13,137,836	11,170,089

INCOME FROM OPERATIONS	966,064	121,385

OTHER INCOME (EXPENSES)
Other income	9,368	4,578
Interest income	15,032	1,087
Interest expenses	(389,543)	(198,415)
Other expenses	(70,713)	(22,170)
Liquidated damages	-	(1,200,000)
Total Other Expenses, net	(435,856)	(1,414,920)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	530,208	(1,293,535)
Income tax expenses	(291,061)	(250,694)

NET INCOME (LOSS)	239,147	(1,544,229)
Net (income)/loss attributable to noncontrolling interest	(16,641)	4,034

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	222,506	(1,540,195)

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain	37,318	153,848
Add: foreign currency translation (gain) loss attributable to noncontrolling interest	8	(67)
Foreign currency translation gains attributable to China Shesays common stockholders	37,326	153,781

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA SHESAYS COMMON SOCKHOLDERS	$259,832	$(1,386,414)

Net income (loss) per share - basic and diluted	$0.01	$(0.09)

Weighted average number of shares outstanding during the year - basic and diluted	18,000,012	18,000,012

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC. ("CHINA SHESAYS") AND SUBSIDIARIES
CONCOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$239,147	$(1,544,229)
Adjusted to reconcile net income (loss) to cash provided by operating activities:
Depreciation - cost of service revenue	2,024,080	1,134,288
Depreciation - operating expenses	246,081	132,500
Deferred income taxes	164,891	(231,550)
Impairment losses on other receivables	7,854	1,252
Loss on disposal of property and equipment	11,713	2,338
Liquidated damages and interest	104,794	1,309,919
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventories	72,926	(170,234)
Other current assets and prepaid expenses	(477,903)	(37,629)
Due from directors	(984,364)	(25,120)
Due from related companies	122,790	(119,895)
Due from CEO and a director	(771,412)	-
Increase (decrease) in:
Accounts payable	(341,546)	393,578
Deferred revenue	71,003	45,565
Other payables and accrued liabilities	237,280	1,780,546
Income tax payable	(336,789)	65,185
Sales tax payable and other taxes payable	(5,171)	2,050
Due to CEO and a director	(98,016)	95,705
Net cash provided by operating activities	287,358	2,834,269

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,412,347)	(4,014,388)
Proceeds from disposal of property and equipment	-	134,329
Due from stockholders	-	53,859
Net cash used in investing activities	(2,412,347)	(3,826,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in restricted cash	396,096	(386,757)
Bank loan borrowed	4,119,551	1,758,973
Bank loan repaid	(2,118,473)	(928,218)
Due from related companies	126,750	(123,762)
Due to related company	50,384	-
Contribution by stockholders	7,139	5,916
Net cash provided by financing activities	2,581,447	326,152

EFFECT OF EXCHANGE RATES ON CASH	(140)	19,975

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	456,318	(645,804)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	383,476	1,029,280

CASH AND CASH EQUIVALENTS AT END OF YEAR	$839,794	$383,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$284,749	$88,496
Cash paid for income tax	$466,900	$450,123

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
 ("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Unappropriated
	Common stock			(accumulated	Appropriated	Accumulated other	Total China Shesays
	Number of		Additional paid-	deficit)/retained	retained	comprehensive	Stockholders’	Noncontrolling
	shares	Amount	in capital	earnings	earnings	income	equity	interest

Balance as of December 31, 2010	18,600,012	$18,600	$2,160,485	$1,640,050	$429,566	$109,892	$4,358,593	$131,613
Net loss for the year	-	-	-	(1,540,195)	-	-	(1,540,195)	(4,034)
Foreign currency translation gain	-	-	-	-	-	153,848	153,848	(67)
Contribution by stockholders	-	-	5,916	-	-	-	5,916	-
Transfer to statutory surplus reserve	-	-	-	(126,189)	126,189	-	-	-
Balance as of December 31, 2011	18,600,012	18,600	2,166,401	(26,334)	555,755	263,740	2,978,162	127,512
Net income for the year	-	-	-	222,506	-	-	222,506	16,641
Foreign currency translation gain	-	-	-	-	-	37,318	37,318	8
Contribution by stockholders	-	-	7,139	-	-	-	7,139	-
Transfer to statutory surplus reserve	-	-	-	(87,949)	87,949	-	-	-
Balance as of December 31, 2012	18,600,012	$18,600	$2,173,540	$108,223	$643,704	$301,058	$3,245,125	$144,161

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)    Organization

Klean Kast Solutions, Inc., the predecessor of China Shesays as defined below, was incorporated under the laws of the State of Nevada on January 18, 2002.  On April 22, 2007, Klean Kast Solutions, Inc. was renamed as SN Strategies Corp.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the “Restructuring Agreements”, see note 2) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 2). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support and the 100% stockholder of Chengdu Boan owned 100% of the registered capital of Sichuan Shesays.

On June 6, 2010, SN Strategies Corp.(the “Parent”), China Shesays Medical Cosmetology Inc. (the “Merger Sub”), a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stock of the Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of the Acquired Sub 10 shares of its common stock of $0.001 each amounting to $0.01 for 50,000 shares of the Acquired Sub’s common stock of $1 each amounting to $50,000 which represents 100% of the outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent (“China Shesays”) (the “Reverse Merger”).

Concurrent with the merger, the Merger Sub merged with and into the Parent at the effective time of the merger. The Merger Sub no longer exists, and the Parent’s name was subsequently changed to the Merger Sub’s name.

Index

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A)    Organization (continued)

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

On July 8, 2010, Sichuan Shesays established a PRC limited liability company, Leshan Jiazhou Shesays Junge Cosmetology Company Limited (“Leshan Jiazhou Shesays”) with a registered capital of $736,594 to which Sichuan Shesays contributed $265,984 in cash and a set of machinery valued at $470,610 in lieu of cash. Leshan Jiazhou Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

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

On October 20, 2010, Sichuan Shesays established a PRC limited liability company, Zigong Shesays Junge Cosmetology Clinic Company Limited (“Zigong Shesays”) with a registered capital of $751,213. Sichuan Shesays contributed $244,219 in cash and a set of machinery valued at $506,994 in lieu of cash. Zigong Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on October 19, 2014.

On June 8, 2012, Sichuan Shesays established a PRC limited liability company, Sichuan Fanya Shesays Cosmetology Hospital Company Limited (“Fanya Shesays”) with a registered capital of $316,196. Sichuan Shesays contributed $63,239 paid-in capital in cash to the registered capital of Fanya Shesays. Fanya Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation has no expiration.

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Jiazhou Shesays and Yibin Shesays and Zigong Shesays are hereinafter referred to collectively as the “Company”.

(B)    Basics of consolidation

The consolidated financial statements for the year ended December 31, 2012 and 2011 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiary, Fanya Shesays, Leshan Jiazhou Shesays, Zigong Shesays and a 80% owned subsidiary, Yibin Shesays. The noncontrolling interest represents a noncontrolling stockholder’s 20% proportionate share of the results of Yibin Shesays.

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

The Company measures the cost of a credit point by reference to services redeemed in the prior years and the probability of redemption is estimated by the management based on the past history. Actual results may be different from the estimation.

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(D)    Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company had a net working capital deficit of $6,220,782 as of December 31, 2012. The continuation of the Company is dependent upon the continuing financial support of its directors and stockholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful operation of its cosmetic clinic business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the year ended December 31, 2012, the Company was able to obtain short-term loans from certain bankers and use these funds to repay short-term debts. The Company also generated higher gross profit, net income and positive cash flow compared with those in the last year. Management believed that the Company would have the ability to continue to roll over short-term debt and would generate sufficient profits and substantial positive cash flows by increasing sales force in the near future.

(E)    Cash and cash equivalents and restricted cash

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. For the purpose of the consolidated balance sheets, cash and cash equivalents comprise cash on hand and at bank, including term deposits, which are not restricted as to use.

Restricted cash represents deposits pledged to banks for obtaining general banking facilities. There was no restricted cash as of December 31, 2012.

(F)    Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market. Cost represents invoiced value on purchases and is being calculated on a weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

(G)    Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Leasehold improvements	5 Years
Medical equipment	3 to 10 Years
Motor vehicles	5 Years
Office equipment	3 to 10 Years

Index

 1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(H)    Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended December 31, 2012 and 2011, the Company did not recognize any allowances for impairment.

(I)    Fair value of financial instruments

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments of the Company, included, cash and cash equivalents, restricted cash, amounts due from related parties, other current assets and prepaid expenses, accounts payable, notes payable, deferred income, other payables and accrued liabilities and amounts due to related parties, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy.

The Company determines the fair value of the warrants using the Black-Scholes Option-Pricing model using inputs that are derived from observable and unobservable data and are therefore considered Level 2 in the fair value hierarchy. See Note 12 for further information. The Company did not have any financial instruments classified at Level 3 of the fair value hierarchy as of December 31, 2012 and 2011.

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(J)    Revenue recognition

The Company recognizes revenue in the period in which the services are performed. The Company recognizes revenue under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenue are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand a refund of service fees exists implicitly with the customers, the Company’s policy allows for refunds only upon the Company’s authorization. Based on the historical experience on refunds incurred, the Company considers that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. The Company recognizes refunds of service fees as a reduction in revenue at the time when the amount of refund is agreed between the Company and the customer. During the years ended December 31, 2012 and 2011, the amount of refund of service fees was $230,659 and $185,451 respectively.

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

Accrued liability for membership rewards program

The Company established a free membership rewards program. Under the program, members can earn points depending on services they purchased and redeem the points toward future services. All points earned before November 30 expire on December 31 of the same year which means the rewards program only allows points earned in December to be carried over to next year. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate  points. As members redeem points, the accrued liability is reduced accordingly.

Cash coupons

Third parties and the Company’s customers may be awarded with cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. The Company recognizes a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3. No cash coupons were issued during year 2012 and 2011.

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)    Advertising costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were $6,480,068 and $4,882,356 for the years ended December 31, 2012 and 2011 respectively. As of December 31, 2012 and 2011, advertising and production costs prepayments of approximately nil and $10,252 respectively, were recorded in other current assets and prepaid expenses in the balance sheets.

(L)    Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in profit or loss in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2012 and 2011, the Company’s deferred tax assets amounted to $479,583 and $639,494, respectively.

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(M)    Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to profit or loss on the straight-line basis over the period of the leases. Rent for clinic spaces and staff quarters' paid in 2012 and 2011 was $1,673,152 and $1,601,433 respectively.

(N)    Foreign currency transactions

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2012	December 31, 2011

Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of	US$1=RMB6.3086	US$1=RMB6.3585
Amounts included in the statements of operations and cash flows for the year ended	US$1=RMB6.3116	US$1=RMB6.4640

The translation gain recorded for the years ended December 31, 2012 and 2011 was $37,326 and $153,781 respectively.

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(O)    Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive gain for the years ended December 31, 2012 and 2011 was $37,326 and $153,781 respectively.

Index

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(P)    Income (loss) per share
Basic income (loss) per share is computed by dividing income (loss) available to stockholders by the weighted average number of shares outstanding during the year, but excluding 600,000 “Make Good Shares” according to “Make Good Escrow Agreement” in November 2010 (see note 3). Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the year ended December 31, 2012, there were no potentially dilutive securities.

(Q)    Segments

ASC 280, Segment provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company is organized as, and operate in, one reportable segment, providing professional medical beauty and cosmetic services. The Company’s chief operating decision-maker reviews consolidated financial information, given the economic characteristics of the similar nature of its services and products, the type of customer and the method of distribution.

Index

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

(b)           neither Sichuan Shesays nor any of its subsidiaries will distribute any dividends without the prior written consent of Chengdu Boan; and

(c)           Chengdu Boan or its designee has an exclusive option to purchase all or part of the equity interests in Sichuan Shesays, all or part of the equity interests in subsidiaries owned by Sichuan Shesays or its nominee holders, or all or part of the assets of Sichuan Shesays, in each case when and to the extent permitted by PRC law. In case of Chengdu Boan exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than $1 which may be required under the laws of PRC to effect such purchase to comply with such legal formalities shall be either cancelled or returned to Sichuan Shesays immediately with no additional compensation to the owners; and

(iv)           an equity pledge agreement pursuant to which each of the stockholders of Sichuan Shesays has pledged his or her equity interest in Sichuan Shesays and its subsidiaries, as the case may be, to Chengdu Boan to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Sichuan Shesays and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Sichuan Shesays or its subsidiaries without the prior written consent of Chengdu Boan.

Index

2.           VARIABLE INTEREST ENTITIES (CONTINUED)

In the PRC restructuring transaction described above, the Company gained indirect control of Sichuan Shesays and its subsidiaries and Sichuan Shesays and its subsidiaries are considered VIEs of the Company.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment of the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of December 31, 2012, Sichuan Shesays and its subsidiaries had total assets of $13,982,934 and total liabilities of $10,213,396. As of December 31, 2011, Sichuan Shesays and its subsidiaries had total assets of $13,540,405 and total liabilities of $10,286,338.

As of December 31, 2012, the Company agreed to waive the management fee to be payable by Sichuan Shesays and its subsidiaries for a period of 3 years from April 27, 2010 to April 26, 2013 due to lack of liquidity as Sichuan Shesays is launching a new comprehensive hospital in Chengdu City, Sichuan Province.

3.           PRIVATE PLACEMENT

Securities Purchase Agreement

On November 12, 2010, the Company completed a private placement financing pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with a group of accredited investors (the “Investors”). The Company received $1,200,000 from the Investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issuance of 600,000 shares of restricted common stock of the Company at $2.00 per share. The shares were not deemed as restrictive shares as of December 31, 2012 and 2011.

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the Investors, then the Company must pay to each Investor, as liquidated damages, an amount equal to that Investor’s purchase price plus compound interest at a rate of 8%. These shares were not redeemable and the Investors would receive their investment back, plus interest and retain the shares. The Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there could be a possibility that Chinese governmental agency would challenge or otherwise take action that would adversely affects the Company’s listing of securities. Accordingly, the Company accrued $1,414,713 ($1,200,000 liquidated damages and $214,713 interest) and $1,309,919 ($1,200,000 liquidated damages and $109,919 interest) as of December 31, 2012 and 2011, respectively.

The Purchase Agreement also provided that, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2.00 per share or for no consideration (the “Additional Shares”), the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of December 31, 2012 and 2011, fair value of the anti-dilution feature were estimated to be nil because the Company did not intend to issue any shares of common stock at a price less than $2.00 per share.

Index

3.           PRIVATE PLACEMENT (CONTINUED)

Registration Rights Agreement

In connection with the offering, the Company entered into a Registration Rights Agreement that requires the Company to file a Registration Statement on Form S-1 to register the securities with the SEC within 60 days after the final closing date of the offering and use its best efforts to cause the Registration Statement to be declared effective. If the Registration Statement is not filed on or before the required filing date, then the Company shall pay liquidated damages to the investors. Such damages shall be paid in cash in an amount equal to 1% of the amount subscribed for by the investors per month (or part thereof) after the required filing date, to be paid on the first business day after the required filing date and on each monthly anniversary of said date until the Registration Statement is filed (the “Filing Penalty”). Notwithstanding the foregoing, a Company shall not be liable to any investor under this Section 4.3(a)(iv) for any events or delays occurring as a consequence of the acts or omissions of such Investor contrary to the obligations undertaken by the Investors in this Agreement. The Registration Statement was filed on January 6, 2011, prior to the required filing date. Accordingly, the Company did not accrue any liquidated damages in this regard.

Make Good Escrow

In connection with the private placement, a majority stockholder of the Company and the Company entered into a make good escrow agreement with the Investors, pursuant to which a total of 600,000 shares of common stock of the Company owned by the majority stockholder were placed with an escrow agent (“Make Good Shares”) to secure the Company’s obligation under the Purchase Agreement. the Company failed to achieve $6,400,000 in net after tax income for the fiscal year ending December 31, 2011, and therefore the majority stockholder of the Company became obligated to transfer 600,000 shares of common stock of the Company to the Investors as additional consideration under the private placement. This option to receive additional shares was not bifurcated because it was considered clearly and closely related to the common stock host.

Warrants

In November 2010, the Company issued a warrant to a financial advisor to purchase 48,000 shares of common stock of the Company at an exercise price of $2.00 per share. The warrant was exercisable any time from the date of issuance to June 12, 2012. As of December 31, 2012, the warrant had expired unexercised. See more details under Note 11.

4.           INVENTORIES, NET

Inventories at December 31, 2012 and 2011, consisted of the following:
	2012	2011

Medical materials	$407,031	$501,994
Finished goods - merchandise	239,023	211,378
	$646,054	$713,372

For the years ended December 31, 2012 and 2011, no provision for obsolete inventories was recorded by the Company.

Index

5.           OTHER CURRENTS ASSETS AND PREPAID EXPENSES

Other current assets and prepaid expenses at December 31, 2012 and 2011, consisted of the following:

	2012	2011

Advances to staff	$143,922	$172,814
Advances to suppliers	204,531	199,296
Other receivables	442,166	46,620
Prepaid expenses	165,797	89,930
Rental deposits	206,068	178,119
	$1,162,484	$686,779

6.           PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31, 2012 and 2011:

	2012	2011

Buildings	$116,809	$115,892
Leasehold improvements	7,290,875	7,181,040
Medical equipment	4,485,342	4,518,669
Office equipment	1,260,722	880,010
Motor vehicles	238,638	254,379
Deposits paid for property and equipment	179,120	-
	13,571,506	12,949,990
Less: accumulated depreciation	(4,441,021)	(2,373,823)

Property and equipment, net	$9,130,485	$10,576,167

Depreciation expenses for the years ended December 31, 2012 and 2011 were $2,270,161 and $1,266,788 respectively.

As of December 31, 2012 and 2011, included in deposits paid for property and equipment were advance payments for property and equipment of a subsidiary, amounting to $179,120 and nil, respectively.

Index

7.           OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Other payables	$270,408	$223,785
Other payables for purchase of equipment and renovation	421,526	2,070,643
Other payables for advertising expenses	1,328,943	1,477,252
Deposits from customers	242,170	216,042
Deposits from membership rewards program participants	835,695	529,808
Accrued liabilities for membership rewards program	11,255	-
Accrued liabilities	830,401	808,839
	$3,940,398	$5,326,369

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Deposits from membership rewards program participants represent the money received in advance deposited in a membership card for cosmetic surgery, beauty and other related services. Such deposits can be applied by customers to the Company’s products and services with no expiration date.

8.           NOTES PAYABLE

Balances as of December 31, 2012 and 2011 consisted of the following:
	2012	2011

Note payable to a bank, interest rate of 7.22% per annum, guaranteed by a third party, due June 2013, subsequently repaid at due date.	$1,426,624	$-
Note payable to a bank, interest rate of 8.53% per annum, guaranteed by a third party, due April 2013, subsequently repaid at due date.	951,083	-
Note payable to a bank, interest rate of 8.53% per annum, guaranteed by a third party, due March 2013, subsequently repaid at due date.	951,083	-
Note payable to a bank, interest rate of 7.87% per annum, guaranteed by a third party, due January 2013, subsequently repaid at due date.	475,541	-
Note payable to a bank, interest rate of 7.57% per annum, guaranteed by a third party, due June 2012, subsequently repaid at due date.	-	471,809
Note payable to a bank, interest rate of 6.56% per annum, pledged by deposits, due April 2012, subsequently repaid at due date.	-	372,730
Note payable to a bank, interest rate of 6.89% per annum, guaranteed by a third party, due March 2012, subsequently repaid at due date.	-	943,619
	$3,804,331	$1,788,158

Interest expense paid in 2012 and 2011 was $284,749 and $88,496, respectively.

The guarantee provided by a third party is secured by the buildings of the Company with a net book value totaling $95,268 and $99,031 as of December 31, 2012 and 2011, respectively. Fees paid to a third party guarantor for the years ended December 31, 2012 and 2011 was $117,777 and $32,024 respectively

The weighted average interest rates on total loans outstanding as of December 31, 2012 and 2011, are 7.95% and 7.00%, respectively.

Index

9.           INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of December 31, 2012, the Company’s PRC subsidiaries had total tax losses of approximately $567,914 which would be expired on December 31, 2015 and 2017.

The income tax expenses for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Current - PRC	$126,170	$482,243
Deferred - PRC	164,891	(231,549)
Income taxes, net	$291,061	$250,694

The tax effects of significant items comprising deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Property related, net	$91,069	$87,758
Deferred revenue	32,250	11,925
Pre-operating expenses/deferred expenses	132,003	489,001
Accrued liabilities	42,655	-
Tax losses	141,978	11,492
Other	39,628	39,318
Total deferred tax assets, net	$479,583	$639,494

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Net (loss) income before taxes	$530,208	$(1,293,535)

Computed at PRC tax rate of 25%	132,552	(323,384)
Expenses not deductible for tax purposes	155,700	531,632
Others	2,809	42,446
Total	$291,061	$250,694

Index

10.           STOCKHOLDERS’ EQUITY

(a)           Common stock

On June 7, 2010, the Company acquired all of the issued and outstanding common stock of Perfect Support Limited, which was first incorporated in the British Virgin Islands on January 15, 2010 and is herein referred to as “Perfect Support”. As consideration for the acquisition of Perfect Support, 13,500,012 of the total 18,000,012 shares of the Company’s common stock issued and outstanding following the merger were issued to the stockholders of Perfect Support and their designees, On June 8, 2010, 12 shares of common stock of the Company were cancelled. 4,230,000 shares of the Company’s common stock were purchased by Techno Meg Limited, a majority stockholder of Perfect Support, and Leading Pioneer Limited, a minority stockholder of Perfect Support, from certain original stockholders of the Company subject to and in conjunction with and immediately after the closing of the merger, and the remaining 270,012 shares were retained by the original stockholders of the Company.

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

During 2012 and 2011, the Company appropriated $87,949 and $126,189 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

11.           WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2.00 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of December 31, 2012, all the warrants had expired unexercised.

The Company evaluates these warrants provided in connection with the private placement in accordance with EITF 00-19 on ASC 815 and has concluded that equity classification is appropriate for these warrants, due to the fact that these warrants are required to be physically settled in shares of the common stock of the Company and there are no provisions that could require net-cash settlement. These warrants do not have any anti-dilution protection and are not redeemable. Accordingly, the fair value of the warrants was recognized as the issuance cost of common stock at the date of grant. The fair value of the warrants was estimated using Black-Scholes Option Pricing Model.

The following assumptions were used to calculate the grant date fair value of the warrants:

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

Index

12.           COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company’s PRC subsidiaries or VIEs are required to make specified contributions to the state-sponsored retirement plan based on the basic salary of their staff. Each of the employees of the PRC subsidiaries is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the years ended December 31, 2012 and 2011 were $312,905 and $233,369 respectively.

(b)           Operating lease commitments

The Company leases clinic spaces and staff quarters from third parties. As of December 31, 2012, the Company had outstanding commitments with respect to the operating leases, which are due as follows:

For the fiscal years ending December 31,
2013	$1,808,409
2014	1,827,420
2015	1,720,782
2016	531,351
2017	296,750
Thereafter	24,729
Total	$6,209,441

(c)           Contingent liabilities

On November 5, 2010, the Company entered into a Securities Purchase Agreement with certain private placement investors. The private placement was closed on November 12, 2010.  The Company has made certain customary representations, warranties and covenants, which constitute contingent liabilities of the Company.  See note 3 for more details.

Index

13.            RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties:

Existing relationship with the Company

Mr. Zhang Yi Xiang (“Mr. Zhang”)
- Chief executive officer (“CEO”) and director of China Shesays; a director of Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays; and
- Legal representative of Sichuan Shesays, Fanya Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays

Mr. Pu Xing Wang (“Mr. Pu”)	- Director of Chengdu Boan, Sichuan Shesays and Fanya Shesays

Mr. Shao Wen Hui (“Mr. Shao”)	- Director of Chengdu Boan, Sichuan Shesays and Fanya Shesays
Mr. Fang Bing (“Mr. Fang”)	- Director of Chengdu Boan, Sichuan Shesays and Fanya Shesays

Mr. Liu Ning (“Mr. Liu”)	- Director of Chengdu Boan, Sichuan Shesays and Fanya Shesays
Ms. Wang Pan (“Ms. Wang”)	- Secretary to the CEO of China Shesays, member of the board of supervisors of Chengdu Boan, Leshan Shesays and Zigong Shesays

Sichuan Bobite Medical Technology Co., Ltd (“Sichuan Bobite”)	- Mr. Zhang is the legal representative, director and a major stockholder of Sichuan Bobite

Chengdu Bohao Marketing & Planning Consulting Co., Ltd. (“Chengdu Bohao”)	- Ms. Wang is the legal representative, director and a major stockholder of Chengdu Bohao

High-tech Zone Xiaohe Fashion Marketing & Planning Studio (“Xiaohe”)	- Ms. Wang is the legal representative, director and a major stockholder of Xiaohe

Index

13.           RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of balances with related parties:

	2012	2011
Due from related companies
Chengdu Bohao	$-	$121,884
Xiaohe	-	125,816
	$-	$247,700

Due to related company
Chengdu Bohao	$50,407	$-

Due from related companies is interest-free, unsecured and repayable on demand. The balance of due from related companies was all collected subsequently.

Due to Chengdu Bohao primarily represents service fee paid to Chengdu Bohao. The balance of due to related company was paid off subsequently.

Due from directors
Mr. Pu	$276,691	$19,910
Mr. Shao	272,728	5,627
Mr. Fang	184,461	-
Mr. Liu	276,691	-
	$1,010,571	$25,537

Due from CEO and a director
Mr. Zhang	$771,779	$-

Due from directors and CEO is interest-free, unsecured and repayable on demand. The amounts primarily represent advances for business purposes such as entertainment fees and marketing expenses. The balance of due from directors and CEO was all collected subsequently.

Due to CEO and a director
Mr. Zhang	$-	$97,293

Due to CEO and a director is interest-free, unsecured and primarily represents operating related expenses paid by Mr. Zhang on behalf of the Company to assist with the Company’s cash needs for business purposes.

(c) Summary of transactions with related parties:
		2012	2011

Chengdu Bohao	Chengdu Bohao provided services to the company	$50,383	$154,703

Mr. Zhang and his spouse
During 2012, Mr. Zhang and his spouse jointly signed personal guarantee agreements with a third party guarantee company to provide guarantee to Sichuan Shesays to obtain bank loans for an aggregate amount equal to $3,804,331 (RMB 24 million)

Index

14.           CONCENTRATIONS AND RISKS

During 2012 and 2011, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenue was derived from customers located in the PRC.

Financial instruments which potentially expose the Company to concentrations was credit risk of cash and cash equivalents as of December 31, 2012 and 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

Details of the suppliers accounting for 10% or more of the Company's purchases are as follows:

For the year ended	Supplier A	Supplier B	Supplier C

December 31, 2012	-	15%	11%
December 31, 2011	16%	14%	-

As of December 31, 2012 and 2011, the accounts payable for these suppliers were $3,139 and $16,954 respectively.

No single customer accounted for more than 10% of the service revenue for the year ended December 31, 2012 and 2011.

15.            SEGMENT REPORTING

The Company provides three categories of cosmetic services and sells cosmetic products to their clients. The Company operates in one operating segment – professional medical beauty and cosmetic services. The Company’s service revenue includes cosmetic surgery services, professional medical beauty services and cosmetic dentistry services.

The products and services of the Company consist of the following:

For the year ended December 31, 2012

		Professional
	Cosmetic	medical	Cosmetic
	surgery	beauty	dentistry	Sales of
	services	services	services	goods	Total
Reportable segment revenue	$9,546,425	$11,088,551	$131,895	$1,282,249	$22,049,120
Revenue from external customers	9,546,425	11,088,551	131,895	1,282,249	22,049,120
Segment profit	$7,128,510	$8,370,831	$48,828	$579,811	$16,127,980

For the year ended December 31, 2011

		Professional
	Cosmetic	medical	Cosmetic
	surgery	beauty	dentistry	Sales of
	services	services	services	goods	Total
Reportable segment revenue	$7,259,711	$8,236,803	$144,229	$885,515	$16,526,258
Revenue from external customers	7,259,711	8,236,803	144,229	885,515	16,526,258
Segment profit	$5,553,027	$6,370,186	$30,218	$472,331	$12,425,762

The following table reconciles reportable segment profit to the Company’s consolidated income before taxes for the years ended December 31, 2012 and 2011:

	2012	2011
Segment profit	$16,127,980	$12,425,762
Unallocated amounts:
Cost of goods sold – depreciation	(2,024,080)	(1,134,288)
Operating expenses	(13,137,836)	(11,170,089)
Other expenses	(435,856)	(1,414,920)
(Loss) income before taxes	$530,208	$(1,293,535)

Index

16.            SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued the consolidated financial statements and has determined that there was no material event that occurred or any nonoccurrence that has had material implication after the date of the balance sheets included in this report except the following:

1)	For a period of three years after the closing of the Purchase Agreement of Private Placement, the Company didn’t issues any shares of common stock for less than $2.00 per share.

2)	All notes payable were subsequently repaid at due date.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
 ("CHINA SHESAYS") AND SUBSIDIARIES

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2011 and 2010 (Restated)
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 (Restated)
Consolidated Statements of Cash Flows for the years ended December 31, 2011and 2010 (Restated)
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010 (Restated)
Notes to the Consolidated Financial Statements as of December 31, 2011and 2010 (Restated)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China SHESAYS Medical Cosmetology Inc.,

We have audited the accompanying consolidated balance sheet of China SHESAYS Medical Cosmetology Inc. and Subsidiaries as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China SHESAYS Medical Cosmetology Inc. and Subsidiaries at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shanghai, People’s Republic of China
April 15, 2014

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Shesays Medical Cosmetology Inc.,

We have audited the accompanying consolidated balance sheets of China Shesays Medical Cosmetology Inc. and Subsidiaries as of December 31, 2010 (restated) and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2010 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shesays Medical Cosmetology Inc. and Subsidiaries as of December 31, 2010 (restated), and the results of its operations and its cash flows for the year ended December 31, 2010 (restated), in conformity with accounting principles generally accepted in the United States of America.

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC. ("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010
		(Restated)
CURRENT ASSETS
Cash and cash equivalents	$383,476	$1,029,280
Restricted cash	393,174	-
Inventories, net	713,372	521,254
Other current assets and prepaid expenses	686,779	626,877
Due from related companies	247,700	-
Due from directors	25,537	-
Due from stockholders	-	52,821
Total Current Assets	2,450,038	2,230,232

PROPERTY AND EQUIPMENT, NET	10,576,167	6,008,198
DEFERRED TAX ASSETS	639,494	389,847
TOTAL ASSETS	$13,665,699	$8,628,277

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,152,018	$725,386
Notes payable	1,788,158	910,332
Deferred revenue	71,656	24,441
Other payables and accrued liabilities	5,326,369	1,757,975
Accrued liquidated damages and interest	1,309,919	-
Income tax payable	798,548	706,450
Sales tax payable and other taxes payable	16,064	13,487
Due to CEO and a director	97,293	-
Total Current Liabilities	10,560,025	4,138,071

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of December 31, 2011 and 2010	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized,18,600,012 shares issued and outstanding as of December 31, 2011 and 2010	18,600	18,600
Additional paid-in capital	2,166,401	2,160,485
(Accumulated deficit)/retained earnings
Unappropriated	(26,334)	1,640,050
Appropriated	555,755	429,566
Accumulated other comprehensive income	263,740	109,892
Total China Shesays Stockholders' Equity	2,978,162	4,358,593
Noncontrolling interest	127,512	131,613
Total Stockholders' Equity	3,105,674	4,490,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,665,699	$8,628,277

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC. ("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2011	2010
		(Restated)
REVENUE
Customer service revenue
Cosmetic surgery services	$7,259,711	$6,195,516
Professional medical beauty services	8,236,803	4,940,433
Cosmetic dentistry services	144,229	427,427
Sales of goods	885,515	609,855
Total Revenue	16,526,258	12,173,231
COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(1,706,684)	(1,762,733)
Professional medical beauty services	(1,866,617)	(847,827)
Cosmetic dentistry services	(114,011)	(164,928)
Cost of goods sold	(413,184)	(228,078)
Depreciation	(1,134,288)	(349,328)
Total Cost of Revenue	(5,234,784)	(3,352,894)
GROSS PROFIT	11,291,474	8,820,337

OPERATING EXPENSES
Selling, general and administrative expenses	5,435,395	3,860,858
Advertising costs	4,882,356	3,014,871
Professional and consultant fees	719,838	716,910
Depreciation	132,500	197,071
Total Operating Expenses	11,170,089	7,789,710

INCOME FROM OPERATIONS	121,385	1,030,627

OTHER INCOME (EXPENSES)
Other income	4,578	4,574
Interest income	1,087	5,128
Interest expenses	(198,415)	(48,852)
Imputed interest	-	(250)
Other expenses	(22,170)	(41,530)
Liquidated damages	(1,200,000)	-
Total Other Expenses, net	(1,414,920)	(80,930)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	(1,293,535)	949,697
Income tax expenses	(250,694)	(424,737)

NET INCOME (LOSS)	(1,544,229)	524,960
Net loss attributable to noncontrolling interest	4,034	19,607

NET NCOME (LOSS) ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	(1,540,195)	544,567

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain	153,848	108,972
Add: foreign currency translation (gain) loss attributable to noncontrolling interest	(67)	502
Foreign currency translation gains attributable to China Shesays common stockholders	153,781	109,474

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA SHESAYS COMMON SOCKHOLDERS	$(1,386,414)	$654,041

Net income (loss) per share - basic and diluted	$(0.09)	$0.03

Weighted average number of shares outstanding during the year - basic and diluted	18,000,012	16,170,417

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC. ("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,544,229)	$524,960
Adjusted to reconcile net income (loss) to cash provided by operating activities:
Depreciation - cost of service revenue	1,134,288	349,328
Depreciation - operating expenses	132,500	197,071
Deferred income taxes	(231,550)	(384,725)
Impairment losses on other receivables	1,252	146,873
Loss on disposal of property and equipment	2,338	14,613
Imputed interest	-	250
Liquidated damages and interest	1,309,919	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventories	(170,234)	(168,458)
Other current assets and prepaid expenses	(37,629)	(226,685)
Due from directors	(25,120)	-
Due from related companies	(119,895)	-
Increase (decrease) in:
Accounts payable	393,578	192,802
Deferred revenue	45,565	(701)
Other payables and accrued liabilities	1,780,546	698,339
Income tax payable	65,185	633,748
Sales tax payable and other taxes payable	2,050	5,806
Due to CEO and a director	95,705	-
Net cash provided by operating activities	2,834,269	1,983,221

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,014,388)	(4,416,540)
Proceeds from disposal of property and equipment	134,329	-
Due from stockholders	53,859	(52,821)
Net cash used in investing activities	(3,826,200)	(4,469,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	(386,757)	-
Bank loan borrowed	1,758,973	887,587
Bank loan repaid	(928,218)	(43,146)
Due from related companies	(123,762)	-
Due to related companies	-	(20,790)
Net proceeds from stock issuance in private placement	-	1,104,000
Contribution by stockholders	5,916	50,182
Contribution by a noncontrolling stockholder	-	151,722
Net cash provided by financing activities	326,152	2,129,555

EFFECT OF EXCHANGE RATES ON CASH	19,975	14,133

NET DECREASE IN CASH AND CASH EQUIVALENTS	(645,804)	(342,452)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,029,280	1,371,732

CASH AND CASH EQUIVALENTS AT END OF YEAR	$383,476	$1,029,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$88,496	$48,852
Cash paid for income tax	$450,123	$175,714

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
 ("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Unappropriated
	Common stock			(accumulated	Appropriated	Accumulated other	Total China Shesays
	Number of		Additional paid-	deficit)/retained	retained	comprehensive	Stockholders’	Noncontrolling
	shares	Amount	in capital	earnings	earnings	income	equity	interest

Balance as of December 31, 2009 (Combined)	13,500,012	$13,500	$1,011,153	$1,373,765	$151,284	$418	$2,550,120	$-
Net income for the year	-	-	-	544,567	-	-	544,567	(19,607)
Foreign currency translation gain	-	-	-	-	-	109,474	109,474	(502)
Stock issued in connection with recapitalization	4,500,000	4,500	(4,500)	-	-	-	-	-
Stock issued in connection with private placement	600,000	600	1,103,400	-	-	-	1,104,000	-
Contribution by stockholders	-	-	50,182	-	-	-	50,182	-
Contribution to registered capital of a subsidiary by a noncontrolling stockholder	-	-	-	-	-	-	-	151,722
Imputed interest	-	-	250	-	-	-	250	-
Transfer to statutory surplus reserve	-	-	-	(278,282)	278,282	-	-	-
Balance as of December 31, 2010 (Restated)	18,600,012	18,600	2,160,485	1,640,050	429,566	109,892	4,358,593	131,613
Net loss for the year	-	-	-	(1,540,195)	-	-	(1,540,195)	(4,034)
Foreign currency translation gain	-	-	-	-	-	153,848	153,848	(67)
Contribution by stockholders	-	-	5,916	-	-	-	5,916	-
Transfer to statutory surplus reserve	-	-	-	(126,189)	126,189	-	-	-
Balance as of December 31, 2011	18,600,012	$18,600	$2,166,401	$(26,334)	$555,755	$263,740	$2,978,162	$127,512

The accompanying notes are an integral part of these consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010 (RESTATED)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

    (A)           Organization

Klean Kast Solutions, Inc., the predecessor of China Shesays as defined below, was incorporated under the laws of the State of Nevada on January 18, 2002.  On April 22, 2007, Klean Kast Solutions, Inc. was renamed as SN Strategies Corp.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the “Restructuring Agreements” see note 2) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51” and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 2). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support, which is the 100% stockholder of Chengdu Boan owned 100% of the registered capital of Sichuan Shesays.

On June 6, 2010, SN Strategies Corp., (the “Parent”), China Shesays Medical Cosmetology Inc., (the “Merger Sub”), a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stock of the Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of the Acquired Sub 10 shares of its common stock of $0.001 each amounting to $0.01 for 50,000 shares of the Acquired Sub’s common stock of $1 each amounting to $50,000 which represents 100% of the outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent (“China Shesays”) (the “Reverse Merger”).

Concurrent with the merger, the Merger Sub merged with and into the Parent at the effective time of the merger. The Merger Sub no longer exists, and the Parent’s name was subsequently changed to the Merger Sub’s name.

Index

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

    (A)           Organization (continued)

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

On July 8, 2010, Sichuan Shesays established a PRC limited liability company, Leshan Jiazhou Shesays Junge Cosmetology Company Limited (“Leshan Jiazhou Shesays”) with a registered capital of $736,594 to which Sichuan Shesays contributed $265,984 in cash and a set of machinery valued at $470,610 in lieu of cash. Leshan Jiazhou Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

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

On October 20, 2010, Sichuan Shesays established a PRC limited liability company, Zigong Shesays Junge Cosmetology Clinic Company Limited (“Zigong Shesays”) with a registered capital of $751,213. Sichuan Shesays contributed $244,219 in cash and a set of machinery valued at $506,994 in lieu of cash. Zigong Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation expires on October 19, 2014.

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays and Yibin Shesays and Zigong Shesays are hereinafter referred to collectively as the “Company”.

    (B)           Basics of consolidation

The consolidated financial statements for the year ended December 31, 2011 and 2010 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support and Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiary, Leshan Jiazhou Shesays, Zigong Shesays and a 80% owned subsidiary, Yibin Shesays. The noncontrolling interest represents a noncontrolling stockholder’s 20% proportionate share of the results of Yibin Shesays.

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

The Company measures the cost of a credit point by reference to services redeemed in the prior years and the probability of redemption is estimated by the management based on the past history. Actual results may be different from the estimation.

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

    (D)           Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company had a net working capital deficit of $8,109,987 as of December 31, 2011, net loss for the year of $1,386,414 and net decrease in cash of $645,804 during the year ended December 31, 2011. The continuation of the Company is dependent upon the continuing financial support of its directors and stockholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful operation of its cosmetic clinic business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the year ended December 31, 2011, the Company was able to obtain short-term loans from certain bankers and use these funds to repay short-term debts. Considering that the revenue and gross profit was higher than last year, the net loss and net decrease in cash was primarily due to the accrued liquidated damages and pre-operating expense related to new flagship hospital under construction. Management believed that the increased sales force and the launch of new flagship hospital in the near term would generate sufficient profits and substantial positive cash flows. Management also believed that the Company would have the ability to continue to roll over short-term debt.

    (E)           Cash and cash equivalents and restricted cash

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. For the purpose of the consolidated balance sheets, cash and cash equivalents comprise cash on hand and at bank, including term deposits, which are not restricted as to use.

Restricted cash as of December 31, 2011 represents deposits pledged to banks for obtaining general banking facilities of $393,174.

    (F)           Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market. Cost represents invoiced value on purchases and is being calculated on a weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

    (G)           Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Leasehold improvements	5 Years
Medical equipment	3 to 10 Years
Motor vehicles	5 Years
Office equipment	3 to 10 Years

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

    (H)           Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended December 31, 2011 and 2010, the Company did not recognize any allowances for impairment.

    (I)           Fair value of financial instruments

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments of the Company, included, cash and cash equivalents, restricted cash, amounts due from related parties, other current assets and prepaid expenses, accounts payable, notes payable, deferred income, other payables and accrued liabilities and amounts due to related parties, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy.

The Company determines the fair value of the warrants using the Black-Scholes Option-Pricing model using inputs that are derived from observable and unobservable data and are therefore considered Level 2 in the fair value hierarchy. See Note 13 for further information. The Company did not have any financial instruments classified at Level 3 of the fair value hierarchy as of December 31, 2011 and 2010.

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

    (J)           Revenue recognition

The Company recognizes revenue in the period in which the services are performed. The Company recognizes revenue under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenue are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand a refund of service fee exists implicitly with the customers, the Company’s policy allows for refund only upon the Company’s authorization. Based on the historical experience on refunds incurred, the Company considers that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. The Company recognizes refunds of service fees as a reduction in revenue at the time when the amount of refund is agreed between the Company and the customer. During the years ended December 31, 2011 and 2010, the amount of refund of service fees was $185,451 and $31,393 respectively.

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

Accrued liability for membership rewards program

The Company established a free membership rewards program. Under the program, members can earn points depending on services they purchased and redeem the points toward future services. All points earned before November 30 expire on December 31 of the same year which means the rewards program only allows points earned in December to be carried over to next year. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate points. As members redeem points, the accrued liability is reduced accordingly. As of December 31, 2011 and 2010, the Company’s accrued liability for its customers reward program amounted to nil and $18,586 respectively.

Cash coupons

Third parties and the Company’s customers may be awarded with cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. The Company recognizes a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3. No cash coupons were issued during year 2011 and 2010.

Index

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

    (K)           Advertising costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were $4,882,356 and $3,014,871 for the years ended December 31, 2011 and 2010 respectively. As of December 31, 2011 and 2010, advertising and production costs prepayments of approximately $10,252 and $83,006 respectively, were recorded in other current assets and prepaid expenses in the balance sheets.

    (L)           Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in profit or loss in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the profit or loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax asset and liabilities on a net basis. As of December 31, 2011 and 2010, the Company’s deferred tax assets amounted to $639,494 and $389,847, respectively.

    (M)           Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to profit or loss on the straight-line basis over the period of the leases. Rent for clinic spaces and staff quarters' paid in 2011 and 2010 was $1,601,433 and $650,972 respectively.

    (N)           Foreign currency transactions

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

Index

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2011	December 31, 2010

Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of	US$1=RMB6.3585	US$1=RMB6.5910
Amounts included in the statements of operations and cash flows for the year ended	US$1=RMB6.4640	US$1=RMB6.7599

The translation gain recorded for the years ended December 31, 2011 and 2010 was $153,781 and $109,474 respectively.

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

    (O)            Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. Other comprehensive gain for the years ended December 31, 2011 and 2010 was $153,781 and $109,474 respectively.

    (P)           Income (loss) per share

Basic income (loss) per share is computed by dividing income (loss) available to stockholders by the weighted average number of shares outstanding during the year, but excluding 600,000 “Make Good Shares” according to “Make Good Escrow Agreement” in November 2010 (see note 4). Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the year ended December 31, 2011, there were no potentially dilutive securities.

    (Q)           Segments

ASC 280, Segment provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers.

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company is organized as, and operate in, one reportable segment, providing professional medical beauty and cosmetic services. The Company’s chief operating decision-maker reviews consolidated financial information, given the economic characteristics of the similar nature of its services and products, the type of customer and the method of distribution.

Index

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

(b)           neither Sichuan Shesays nor any of its subsidiaries will distribute any dividends without the prior written consent of Chengdu Boan; and

(c)           Chengdu Boan or its designee has an exclusive option to purchase all or part of the equity interests in Sichuan Shesays, all or part of the equity interests in subsidiaries owned by Sichuan Shesays or its nominee holders, or all or part of the assets of Sichuan Shesays, in each case when and to the extent permitted by PRC law. In case of Chengdu Boan exercising the call option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than $1 which may be required under the laws of PRC to effect such purchase to comply with such legal formalities shall be either cancelled or returned to Sichuan Shesays immediately with no additional compensation to the owners; and

(iv)           an equity pledge agreement pursuant to which each of the stockholders of Sichuan Shesays has pledged his or her equity interest in Sichuan Shesays and its subsidiaries, as the case may be, to Chengdu Boan to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Sichuan Shesays and its subsidiaries under the exclusive services agreement, the call option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Sichuan Shesays or its subsidiaries without the prior written consent of Chengdu Boan.

Index

2.           VARIABLE INTEREST ENTITIES (CONTINUED)

In the PRC restructuring transaction described above, the Company gained indirect control of Sichuan Shesays and its subsidiaries and Sichuan Shesays and its subsidiaries are considered VIEs of the Company.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of Sichuan Shesays and its subsidiaries which are identified as VIEs of the Company. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment of the involvement with Sichuan Shesays and its subsidiaries reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of Sichuan Shesays and its subsidiaries. Under the accounting guidance, the Company is deemed to be the primary beneficiary of Sichuan Shesays and its subsidiaries and the results of Sichuan Shesays and its subsidiaries are consolidated in the Company’s consolidated financial statements for financial reporting purposes. As of December 31, 2011, Sichuan Shesays and its subsidiaries had total assets of $13,540,405 and total liabilities of $10,286,338. As of December 31, 2010, Sichuan Shesays and its subsidiaries had total assets of $7,621,593 (restated) and total liabilities of $4,059,585 (restated).

As of December 31, 2011, the Company agreed to waive the management fee to be payable by Sichuan Shesays and its subsidiaries for a period of 3 years from April 27, 2010 to April 26, 2013 due to lack of liquidity as Sichuan Shesays is launching a new comprehensive hospital in Chengdu City, Sichuan Province.

3.           RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2011, the Company determined that the financial statements as of December 31, 2010 and for the year then ended should no longer be relied upon and should be restated as a result of certain errors contained therein regarding: (i) pre-operating expenses wrongly recorded as other current assets; (ii) under-provisions of rental expenses for clinics not yet commenced business; (iii) income tax expense for the above items; (iv) foreign currency translation gain or loss for the above items; (v) an over-statement of payments to acquire property and equipment in cash flows from investing activities and increases in other payables and accrued liabilities included in cash flows from operating activities in the statement of cash flows.

As a result, the accompanying consolidated financial statements as of December 31, 2010 and for the year then ended have been restated from the amounts previously reported. The information in the data table below represents only those statement of operation, balance sheet, cash flow and comprehensive income statement line items affected by the restatements.

The following tables present the consolidated balance sheet, statement of operations and statement of cash flows accounts and financial statement line items as reported herein that were impacted by the restatements:

	As of and for the year ended December 31, 2010
	As
	previously		As
	stated	Adjustments	restated
Consolidated balance sheet accounts impacted by restatements:
Other current assets and prepaid expenses	$1,446,837	$(819,960)	$626,877
Total current assets	3,050,192	(819,960)	2,230,232
Deferred tax assets	184,857	204,990	389,847
Total assets	9,243,247	(614,970)	8,628,277
Other payables and accrued liabilities	1,554,162	203,813	1,757,975
Total current liabilities	3,934,258	203,813	4,138,071
Retained earnings - unappropriated	2,438,376	(798,326)	1,640,050
Accumulated other comprehensive income	130,349	(20,457)	109,892
Total China Shesays stockholders’ equity	5,177,376	(818,783)	4,358,593
Total stockholders’ equity	5,308,989	(818,783)	4,490,206
Total liabilities and stockholders’ equity	9,243,247	(614,970)	8,628,277

Index

3.           RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statement of operations accounts impacted by restatements:
Selling, general and administrative expenses	$2,862,664	$998,194	$3,860,858
Total operating expenses	6,791,516	998,194	7,789,710
Income from operations	2,028,821	(998,194)	1,030,627
Income from operations before taxes	1,947,891	(998,194)	949,697
Income tax expenses	(624,605)	199,868	(424,737)
Net income	1,323,286	(798,326)	524,960
Net income attributable to China Shesays common stockholders	1,342,893	(798,326)	544,567
Total foreign currency translation gain	129,429	(20,457)	108,972
Foreign currency translation gains attributable to China Shesays common stockholders	129,931	(20,457)	109,474
Comprehensive income attributable to China Shesays common stockholders	1,472,824	(818,783)	654,041
Net income per share - basic and diluted	0.08	(0.05)	0.03

Statement of cash flows accounts impacted by restatements:
Net income	$1,342,893	$(817,933)	$524,960
Deferred income taxes	(180,240)	(204,485)	(384,725)
Minority interest	(19,607)	19,607	-
Increase in other current assets and prepaid expenses	(1,026,158)	799,473	(226,685)
Increase in other payables and accrued liabilities	853,873	(155,534)	698,339
Net cash provided by operating activities	2,342,093	(358,872)	1,983,221
Purchase of property and equipment	(4,770,795)	354,255	(4,416,540)
Net cash used in investing activities	(4,823,616)	354,255	(4,469,361)
Effect of exchange rates on cash	9,516	4,617	14,133

4.           PRIVATE PLACEMENT

Securities Purchase Agreement

On November 12, 2010, the Company completed a private placement financing pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with a group of accredited investors (the “Investors”). The Company received $1,200,000 from the Investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issue of 600,000 shares of restricted common stock of the Company at $2.00 per share. The shares were not deemed as restrictive shares as of December 31, 2011.

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the Investors, then the Company must pay to each Investor, as liquidated damages, an amount equal to that Investor’s purchase price plus compound interest at a rate of 8%. These shares were not redeemable and the Investors would receive their investment back, plus interest and retain the shares. The Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there could be a possibility that Chinese governmental agency would challenge or otherwise take action that will adversely affects the Company’s listing of securities. Accordingly, the Company accrued $1,309,919 ($1,200,000 liquidated damages and $109,919 interest) as of December 31, 2011.

The Purchase Agreement also provided that, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2.00 per share or for no consideration (the “Additional Shares”), the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of December 31, 2011, fair value of the anti-dilution feature was estimated to be nil because the Company did not intend to issue any shares of common stock at a price less than $2.00 per share.

Index

4.           PRIVATE PLACEMENT (CONTINUED)

Registration Rights Agreement

In connection with the offering, the Company entered into a Registration Rights Agreement that requires the Company to file a Registration Statement on Form S-1 to register the securities with the SEC within 60 days after the final closing date of the offering and use its best efforts to cause the Registration Statement to be declared effective. If the Registration Statement is not filed on or before the required filing date, then the Company shall pay liquidated damages to the investors. Such damages shall be paid in cash in an amount equal to 1% of the amount subscribed for by the investors per month (or part thereof) after the required filing date, to be paid on the first business day after the required filing date and on each monthly anniversary of said date until the Registration Statement is filed (the “Filing Penalty”). Notwithstanding the foregoing, a Company shall not be liable to any investor under this Section 4.3(a)(iv) for any events or delays occurring as a consequence of the acts or omissions of such Investor contrary to the obligations undertaken by the Investors in this Agreement. The Registration Statement was filed on January 6, 2011, prior to the required filing date. Accordingly, the Company did not accrue any liquidated damages in this regard.

Make Good Escrow

In connection with the private placement, a majority stockholder of the Company and the Company entered into a make good escrow agreement with the Investors, pursuant to which a total of 600,000 shares of common stock of the Company owned by the majority stockholder were placed with an escrow agent (“Make Good Shares”) to secure the Company’s obligation under the Purchase Agreement. The Company failed to achieve $6,400,000 in net after tax income for the fiscal year ending December 31, 2011, and therefore the majority stockholder of the Company became obligated to transfer 600,000 shares of common stock of the Company to the Investors as additional consideration under the private placement. This option to receive additional shares was not bifurcated because it was considered clearly and closely related to the common stock host.

Warrants

In November 2010, the Company issued a warrant to a financial advisor to purchase 48,000 shares of common stock of the Company at an exercise price of $2.00 per share. The warrant was exercisable any time from the date of issuance to June 12, 2012. See more details under Note 12.

5.           INVENTORIES, NET

Inventories at December 31, 2011 and 2010, consisted of the following:
	2011	2010

Medical materials	$501,994	$386,634
Finished goods - merchandise	211,378	134,620
	$713,372	$521,254

For the years ended December 31, 2011 and 2010, no provision for obsolete inventories was recorded by the Company.

Index

6.           OTHER CURRENTS ASSETS AND PREPAID EXPENSES

Other current assets and prepaid expenses at December 31, 2011 and 2010, consisted of the following:

	2011	2010
		(Restated)

Advances to staff	$172,814	$752
Advances to suppliers	199,296	98,574
Other receivables	46,620	61,312
Prepaid expenses	89,930	145,569
Rental deposits	178,119	320,670
	$686,779	$626,877

7.           PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31, 2011 and 2010:

	2011	2010

Buildings	$115,892	$111,804
Leasehold improvements	7,181,040	1,314,016
Medical equipment	4,518,669	3,319,221
Office equipment	880,010	582,302
Motor vehicles	254,379	290,751
Deposits paid for property and equipment	-	1,482,309
	12,949,990	7,100,403
Less: accumulated depreciation	(2,373,823)	(1,092,205)

Property and equipment, net	$10,576,167	$6,008,198

Depreciation expenses for the years ended December 31, 2011 and 2010 were $1,266,788 and $546,399 respectively.

As of December 31, 2011 and 2010, included in deposits paid for property and equipment were advance payments of renovation costs paid on behalf of a subsidiary which was still in the process of incorporation, amounting to nil and $1,482,309, respectively.

Index

8.           OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2011 and 2010 consisted of the following:

	2011	2010
		(Restated)

Other payables	$223,785	$236,391
Other payables for purchase of equipment and renovation	2,070,643	363,333
Other payables for advertising expenses	1,477,252	-
Deposits from customers	216,042	231,390
Deposits from membership rewards program participants	529,808	277,010
Accrued liabilities for membership rewards program	-	18,586
Accrued liabilities	808,839	631,265
	$5,326,369	$1,757,975

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Deposits from membership rewards program participants represent the money received in advance deposited in a membership card for cosmetic surgery, beauty and other related services. Such deposits can be applied by customers to the Company’s products and services with no expiration date.

9.           NOTES PAYABLE

Balances as of December 31, 2011 and 2010 consisted of the following:

	2011	2010

Note payable to a bank, interest rate of 7.57% per annum, guaranteed by a third party, due June 2012, subsequently repaid at due date.	$471,809	$-
Note payable to a bank, interest rate of 6.56% per annum, pledged by deposits, due April 2012, subsequently repaid at due date.	372,730
Note payable to a bank, interest rate of 6.89% per annum, guaranteed by a third party, due March 2012, subsequently repaid at due date.	943,619
Note payable to a bank, interest rate of 6% per annum, guaranteed by a third party, due February 2011, subsequently repaid at due date.	-	910,332
	$1,788,158	$910,332

Interest expense paid in 2011 and 2010 was $88,496 and $48,852, respectively.

The guarantee provided by a third party is secured by the buildings of the Company with a net book value totaling $99,031 and $99,889 as of December 31, 2011 and 2010, respectively. Fees paid to a third party guarantor for the years ended December 31, 2011 and 2010 was $32,024 and $17,752 respectively

The weighted average interest rates on total loans outstanding as of December 31, 2011 and 2010, are 7.00% and 6.00% respectively.

Index

10.           INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of December 31, 2011, the Company’s PRC subsidiaries had total tax losses of approximately $45,969 which would expire on December 31, 2015.

The income tax expenses for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
		(Restated)

Current - PRC	$482,244	$809,462
Deferred - PRC	(231,550)	(384,725)
Income taxes, net	$250,694	$424,737

The tax effects of significant items comprising deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
		(Restated)
Deferred tax assets:
Property related, net	$87,758	$67,034
Deferred revenue	11,925	42,981
Pre-operating expenses/deferred expenses	489,001	204,990
Accrued liabilities	-	57,724
Tax losses	11,492	17,118
Others	39,318	-
Total deferred tax assets, net	$639,494	$389,847

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
		(Restated)

Net income (loss) before taxes	$(1,293,535)	$949,697

Computed at PRC tax rate of 25%	(323,384)	237,424
Expenses not deductible for tax purposes	531,632	158,038
Others	42,446	29,275
Total	$250,694	$424,737

Index

11.           STOCKHOLDERS’ EQUITY

    (a)           Common stock

On June 7, 2010, the Company acquired all of the issued and outstanding common stock of Perfect Support Limited, which was first incorporated in the British Virgin Islands on January 15, 2010 and is herein referred to as “Perfect Support”. As consideration for the acquisition of Perfect Support, 13,500,012 of the total 18,000,012 shares of the Company’s common stock issued and outstanding following the merger were issued to the stockholders of Perfect Support and their designees, On June 8, 2010, 12 shares of common stock of the Company were cancelled. 4,230,000 shares of the Company’s common stock were purchased by Techno Meg Limited, a majority stockholder of Perfect Support, and Leading Pioneer Limited, a minority stockholder of Perfect Support, from certain original stockholders of the Company subject to and in conjunction with and immediately after the closing of the merger, and the remaining 270,012 shares were retained by the original stockholders of the Company.

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

During 2011 and 2010, the Company appropriated $126,189 and $278,282 respectively to the reserves funds based on its net income in accordance with the laws and regulations of the PRC.

12.           WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2.00 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of December 31, 2011, no warrants had been exercised or cancelled.

The Company evaluates these warrants provided in connection with the private placement in accordance with EITF 00-19 on ASC 815 and has concluded that equity classification is appropriate for these warrants, due to the fact that these warrants are required to be physically settled in shares of the common stock of the Company and there are no provisions that could require net-cash settlement. These warrants do not have any anti-dilution protection and are not redeemable. Accordingly, the fair value of the warrants was recognized as the issuance cost of common stock at the date of grant. The fair value of the warrants was estimated using Black-Scholes Option Pricing Model.

The following assumptions were used to calculate the grant date fair value of the warrants:

Market price and estimated fair value of common stock	$2.00
Exercise price	$2.00
Remaining contractual life (years)	1.6
Dividend yield	-
Expected volatility	16.25%
Risk-free interest rate	0.45%

Index

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

13.           COMMITMENTS AND CONTINGENCIES

    (a)           Defined contribution retirement plans

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company’s PRC subsidiaries or VIEs are required to make specified contributions to the state-sponsored retirement plan based on the basic salary of their staff. Each of the employees of the PRC subsidiaries is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the years ended December 31, 2011 and 2010 were $233,369 and $176,435 respectively.

    (b)           Operating lease commitments

The Company leases clinic spaces and staff quarters from third parties. As of December 31, 2011, the Company had outstanding commitments with respect to the operating leases, which are due as follows:

For the fiscal years ending December 31,
2012	$1,786,945
2013	1,794,217
2014	1,813,079
2015	1,707,277
2016	527,181
Thereafter	318,957
Total	$7,947,656

    (c)           Contingent liabilities

On November 5, 2010, the Company entered into a Securities Purchase Agreement with certain private placement Investors. The private placement was closed on November 12, 2010. The Company has made certain customary representations, warranties and covenants, which constitute contingent liabilities of the Company. See note 4 for more details.

Index

14.   RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties:

Existing relationship with the Company

Mr. Zhang Yi Xiang (“Mr. Zhang”)
- Chief executive officer (“CEO”) and director of China Shesays; a director of Chengdu Boan, Sichuan Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays; and
- Legal representative of Sichuan Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays

Mr. Pu Xing Wang (“Mr. Pu”)	- Director of Chengdu Boan and Sichuan Shesays

Mr. Shao Wen Hui (“Mr. Shao”)	- Director of Chengdu Boan and Sichuan Shesays

Ms. Wang Pan (“Ms. Wang”)	- Secretary of the CEO of China Shesays; and member of the board of supervisors of Chengdu Boan, Leshan Shesays and Zigong Shesays -
Ms. Chen Wei (“Ms. Chen”)	- Director of Leshan Shesays, Yibin Shesays and Zigong Shesays; and Sales manager of Sichuan Shesays -
Techno Meg Limited	- Stockholder of China Shesays

Leading Pioneer Limited	- Stockholder of China Shesays

Daily Fortune Investments Limited	- Stockholder of China Shesays

Sichuan Bobite Medical Technology Co., Ltd (“Sichuan Bobite”)	- Mr. Zhang is the legal representative, director and a major stockholder of Sichuan Bobite

Chengdu Bohao Marketing & Planning Consulting Co., Ltd. (“Chengdu Bohao”)	- Ms. Wang is the legal representative, director and a major stockholder of Chengdu Bohao

High-tech Zone Xiaohe Fashion Marketing & Planning Studio (“Xiaohe”)	- Ms. Wang is the legal representative, director and a major stockholder of Xiaohe

Index

14.   RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of balances with related parties:
	2011	2010
Due from related companies
Chengdu Bohao	$121,884		$-
Xiaohe	125,816		-
	$247,700	$

Due from related companies is interest-free, unsecured and repayable on demand. The balance of due from related companies was all collected subsequently.

Due from directors
Mr. Pu	$19,910	$-
Mr. Shao	5,627	-
	$25,537	$-
Due from stockholders
Techno Meg Limited	$-	$41,410
Leading Pioneer Limited	-	10,911
Daily Fortune Investments Limited	-	500
	$-	$52,821

Due from directors is interest-free, unsecured and repayable on demand. The amounts due from directors primarily represent advances for business purposes such as entertainment fees and marketing expenses. The balance of due from directors was all collected subsequently.

Due from stockholders primarily represents amounts certain stockholders owed the Company which were unsecured, interest free and repayable on demand. These amounts were advanced prior to the reverse merger and all such amounts were collected subsequently.

Due to CEO and a director
Mr. Zhang	$97,293	$-

Due to CEO and a director is interest-free, unsecured and primarily represents operating related expenses paid by Mr. Zhang on behalf of the Company to assist with the Company’s cash needs for business purposes.

(c) Summary of transactions with related parties:
		2011	2010

Chengdu Bohao	Chengdu Bohao provided services to the company	$154,703	$-

Ms. Chen	During 2011, Ms. Chen signed a personal guarantee agreement with a third party guarantee company to provide a guarantee to Sichuan Shesays to obtain a bank loan of $471,809 (RMB 3 million)

Mr. Zhang and his spouse
During 2011, Mr. Zhang and his spouse jointly signed personal guarantee agreements with a third party guarantee company to provide guarantee to Sichuan Shesays to obtain bank loans for an aggregate amount equal to $1,415,428 (RMB 9 million)

Index

15.           CONCENTRATIONS AND RISKS

During 2011 and 2010, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenue was derived from customers located in the PRC.

Financial instruments which potentially expose the Company to concentrations of credit risk was cash and cash equivalents as of December 31, 2011 and 2010. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

Details of the suppliers accounting for 10% or more of the Company's purchases are as follows:

For the year ended	Supplier A	Supplier B

December 31, 2011	16%	14%
December 31, 2010	12%	12%

As of December 31, 2011 and 2010, the accounts payable for these suppliers were $16,954 and $83,553 respectively.

No single customer accounted for more than 10% of the service revenue for the year ended December 31, 2011 and 2010.

16.           SEGMENT REPORTING

The Company provides three categories of cosmetic services and sells cosmetic products to their clients. The Company operates in one operating segment – professional medical beauty and cosmetic services. The Company’s service revenue includes cosmetic surgery services, professional medical beauty services and cosmetic dentistry services.

The products and services of the Company consist of the following:

For the year ended December 31, 2011

		Professional
	Cosmetic	medical	Cosmetic
	surgery	beauty	dentistry	Sales of
	services	services	services	goods	Total
Reportable segment revenue	$7,259,711	$8,236,803	$144,229	$885,515	$16,526,258
Revenue from external customers	7,259,711	8,236,803	144,229	885,515	16,526,258
Segment profit	$5,553,027	$6,370,186	$30,218	$472,331	$12,425,762

For the year ended December 31, 2010 (Restated)

		Professional
	Cosmetic	medical	Cosmetic
	surgery	beauty	dentistry	Sales of
	services	services	services	goods	Total
Reportable segment revenue	$6,195,516	$4,940,433	$427,427	$609,855	$12,173,231
Revenue from external customers	6,195,516	4,940,433	427,427	609,855	12,173,231
Segment profit	$4,432,783	$4,092,606	$262,499	$381,777	$9,169,665

Index

The following table reconciles reportable segment profit to the Company’s consolidated income before taxes for the years ended December 31, 2011 and 2010:

	2011	2010
		(Restated)
Segment profit	$12,425,762	$9,169,665
Unallocated amounts:
Cost of goods sold – depreciation	(1,134,288)	(349,328)
Operating expenses	(11,170,089)	(7,789,710)
Other expenses	(1,414,920)	(80,930)
Income (loss) before taxes	$(1,293,535)	$949,697

17.           SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the consolidated financial statements and has determined that there was no material event that occurred or any nonoccurrence that has had material implication after the date of the balance sheets included in this report except the following:

1)	For a period of three years after the closing of the Purchase Agreement of Private Placement, the Company didn’t issue any shares of common stock for less than $2.00 per share.

2)	All notes payable were subsequently repaid at due date.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
 ("CHINA SHESAYS") AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,556,774	$383,476
Restricted cash	-	393,174
Inventories, net	756,483	713,372
Other current assets and prepaid expenses	715,978	686,779
Due from related companies	367,867	247,700
Due from directors	4,636	25,537
Total Current Assets	3,401,738	2,450,038

PROPERTY AND EQUIPMENT, NET	9,572,501	10,576,167
DEFERRED TAX ASSETS	468,394	639,494
TOTAL ASSETS	$13,442,633	$13,665,699

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$724,027	$1,152,018
Notes payable	3,793,567	1,788,158
Deferred revenue	181,298	71,656
Other payables and accrued liabilities	3,009,419	5,326,369
Accrued liquidated damages and interest	1,388,515	1,309,919
Income tax payable	514,765	798,548
Sales tax payable and other taxes payable	2,801	16,064
Due to CEO and a director	57,170	97,293
Total Current Liabilities	9,671,562	10,560,025

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,600,012 shares issued and outstanding as of September 30, 2012 and December 31, 2011	18,600	18,600
Additional paid-in capital	2,173,540	2,166,401
(Accumulated deficit)/retained earnings
Unappropriated	594,324	(26,334)
Appropriated	555,755	555,755
Accumulated other comprehensive income	286,379	263,740
Total China Shesays Stockholders' Equity	3,628,598	2,978,162
Noncontrolling interest	142,473	127,512
Total Stockholders' Equity	3,771,071	3,105,674
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,442,633	$13,665,699

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(restated)		(restated)
REVENUE
Customer service revenue
Cosmetic surgery services	$2,741,464	$1,808,799	$7,050,420	$5,033,176
Professional medical beauty services	2,896,570	1,992,726	8,353,436	6,058,016
Cosmetic dentistry services	23,297	54,789	102,668	111,177
Sales of goods	406,785	224,312	923,361	665,660
Total Revenue	6,068,116	4,080,626	16,429,885	11,868,029

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(750,995)	(335,660)	(1,901,770)	(925,915)
Professional medical beauty services	(576,825)	(369,938)	(1,886,272)	(1,110,256)
Cosmetic dentistry services	(22,517)	(33,986)	(86,973)	(74,087)
Cost of goods sold	(182,054)	(89,894)	(455,757)	(246,522)
Depreciation	(525,543)	(215,919)	(1,516,018)	(595,001)
Total Cost of Revenue	(2,057,934)	(1,045,397)	(5,846,790)	(2,951,781)

GROSS PROFIT	4,010,182	3,035,229	10,583,095	8,916,248

OPERATING EXPENSES
Selling, general and administrative expenses	1,462,624	1,642,474	4,033,856	3,935,129
Advertising costs	1,772,535	1,291,847	4,754,048	2,941,036
Professional and consultant fees	149,164	39,995	424,406	235,758
Depreciation	44,274	31,550	137,394	88,457
Total Operating Expenses	3,428,597	3,005,866	9,349,704	7,200,380

INCOME FROM OPERATIONS	581,585	29,363	1,233,391	1,715,868

OTHER INCOME (EXPENSES)
Other income	1,118	1,542	1,951	1,570
Interest income	8,698	250	22,485	796
Interest expenses	(108,544)	(30,862)	(264,524)	(56,734)
Other expenses	(19,018)	(13,044)	(35,487)	(38,213)
Total Other Expenses, net	(117,746)	(42,114)	(275,575)	(92,581)

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(restated)		(restated)
INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	463,839	(12,751)	957,816	1,623,287
Income tax expenses	(196,986)	(78,478)	(322,176)	(438,212)
NET INCOME (LOSS)	266,853	(91,229)	635,640	1,185,075
Net income (loss) attributable to noncontrolling interest	(7,030)	18,577	(14,982)	27,916

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	259,823	(72,652)	620,658	1,212,991

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain	5,364	62,897	22,639	153,718
Less: foreign currency translation gain attributable to noncontrolling interest	(21)	(201)	(21)	(520)
Foreign currency translation gain attributable to China Shesays common stockholders	5,343	62,696	22,618	153,198

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$265,166	$(9,956)	$643,276	$1,366,189

Net income (loss) per share-basic and diluted	$0.01	$(0.01)	$0.03	$0.07

Weighted average number of shares outstanding during the period - basic and diluted	18,000,012	18,600,012	18,000,012	18,600,012

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$635,640	$1,185,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation - cost of revenue	1,516,018	595,001
Depreciation - operating expenses	137,394	88,457
Deferred income taxes	174,569	(322,255)
Impairment losses on other receivables	781	-
Loss on disposal of property and equipment	11,701	235
Liquidated damages and interest	78,596	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Inventories	(39,556)	(78,149)
Other current assets and prepaid expenses	(26,541)	(507,587)
Due from directors	21,058	-
Increase (Decrease) In:
Accounts payable	(434,402)	98,286
Deferred revenue	109,427	17,713
Other payables and accrued liabilities	(795,695)	772,279
Income taxes payable	(288,209)	321,997
Sales tax payable and other taxes payable	(13,362)	(5,594)
Due to CEO and a director	(40,670)	-
Net cash provided by operating activities	1,046,749	2,165,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,155,844)	(3,172,641)
Proceeds from disposal of property and equipment	-	130,838
Due from stockholders	-	52,821
Net cash used in investing activities	$(2,155,844)	$(2,988,982)

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	395,694	(391,972)
Bank loan borrowed	4,114,802	1,750,146
Bank loan repaid	(2,115,752)	(923,560)
Due from related companies	(119,074)	-
Contribution by stockholders	7,139	5,916
Net cash provided by financing activities	2,282,809	440,530

EFFECT OF EXCHANGE RATES ON CASH	(416)	50,936

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,173,298	(332,058)

Cash and cash equivalents at beginning of the period	383,476	1,029,280
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,556,774	$697,222

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest expense	$185,928	$56,734
Cash paid for income taxes	$439,111	$439,427

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of September 30, 2012, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 and consolidated cash flows for the nine months ended September 30, 2012 and 2011. The consolidated results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the years ended December 31, 2011 appearing in the Company’s Form 10-K as filed with the SEC.

NOTE 2 ORGANIZATION

Klean Kast Solutions, Inc., the predecessor of China Shesays as defined below, was incorporated under the laws of the State of Nevada on January 18, 2002.  On April 22, 2007, Klean Kast Solutions, Inc. was renamed as SN Strategies Corp.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 5) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 5). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support, which is the 100% stockholder of Chengdu Boan, owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and Chengdu Boan consolidates Sichuan Shesays and its subsidiaries in accordance with FASB ASC 805-40-45 and Regulation S-X 3A-02 were accounted for as if the reorganization occurred at the beginning of the first period presented.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 6, 2010, SN Strategies Corp., (the “Parent”), China Shesays Medical Cosmetology Inc., (the “Merger Sub”), a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stock of the Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of the Acquired Sub 10 shares of its common stock of $0.001 each amounting to $0.01 for 50,000 shares of the Acquired Sub’s common stock of $1 each amounting to $50,000 which represents 100% of the outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent (“China Shesays”) (the “Reverse Merger”).

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

On July 8, 2010, Sichuan Shesays established a PRC limited liability company, Leshan Jiazhou Shesays Junge Cosmetology Company Limited (“Leshan Jiazhou Shesays”) with a registered capital of $736,594 to which Sichuan Shesays contributed $265,984 in cash and a set of machinery valued at $470,610 in lieu of cash. Leshan Jiazhou Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

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

On October 20, 2010, Sichuan Shesays established a PRC limited liability company, Zigong Shesays Junge Cosmetology Clinic Company Limited (“Zigong Shesays”) with a registered capital of $751,213. Sichuan Shesays contributed $244,219 in cash and a set of machinery valued at $506,994 in lieu of cash. Zigong Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on October 19, 2014.

On June 8, 2012, Sichuan Shesays established a PRC limited liability company, Sichuan Fanya Shesays Cosmetology Hospital Company Limited (“Fanya Shesays”) with a registered capital of $316,196. Sichuan Shesays contributed $63,239 paid-in capital in cash to the registered capital of Fanya Shesays. Fanya Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation has no expiration.

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays are hereinafter referred to collectively as the “Company”.

NOTE 3 RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the Company determined that the financial statements as of September 30, 2011 and for the three and nine months period then ended should be restated due to reclassification of depreciation expense between “Cost of revenue” and “Operating expense”.

As a result, the accompanying consolidated condensed financial statements as of September 30, 2011 and for the three and nine months then ended have been restated from the amounts previously reported. The information in the data table below represents only those income statement and cash flow line items affected by the restatements.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the condensed consolidated statement of operations and statement of cash flows accounts and financial statement line items as reported herein that were impacted by the restatements:

	For the three months ended September 30, 2011
	As previously stated	Adjustments	As restated
Statement of operations accounts impacted by restatements:
Depreciation - cost of revenue	$(128,450)	$(87,469)	$(215,919)
Total Cost of Revenue	(957,928)	(87,469)	(1,045,397)
GROSS PROFIT	3,122,698	(87,469)	3,035,229
Depreciation - operating expenses	119,019	(87,469)	31,550
Total Operating Expenses	3,093,335	(87,469)	3,005,866

	For the nine months ended September 30, 2011
	As previously stated	Adjustments	As restated
Statement of operations accounts impacted by restatements:
Depreciation - cost of revenue	$(377,999)	$(217,002)	$(595,001)
Total Cost of Revenue	(2,734,779)	(217,002)	(2,951,781)
GROSS PROFIT	9,133,250	(217,002)	8,916,248
Depreciation - operating expenses	305,459	(217,002)	88,457
Total Operating Expenses	7,417,382	(217,002)	7,200,380

Statement of cash flows accounts impacted by restatements:
Depreciation - cost of revenue	$377,999	$217,002	$595,001
Depreciation - operating expenses	305,459	(217,002)	88,457

NOTE 4 SIGNIFICANT ACCOUNTING POLICIES

(A)          Basics of consolidation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support, Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiaries, Fanya Shesays, Leshan Jiazhou Shesays, Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interest represents the noncontrolling stockholders’ 20% proportionate share of the results of Yibin Shesays.

All significant inter-company balances and transactions have been eliminated in consolidation.

(B)           Use of estimates

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)           Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company had a net working capital deficit of $6,269,824 as of September 30, 2012. The continuation of the Company is dependent upon the continuing financial support of its directors and stockholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful operation of its cosmetic clinic business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the period ended September 30, 2012, the Company was able to obtain short-term loans from certain bankers and use these funds to repay short-term debts and also generated gross profit, net income and positive cash flow. Management believed that the Company would have the ability to continue to roll over short-term debt and would generate sufficient profits and substantial positive cash flows by increasing sales force in the near future.

(D)          Cash and cash equivalents and restricted cash

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. For the purpose of the consolidated balance sheets, cash and cash equivalents comprise cash on hand and at bank, including term deposits, which are not restricted as to use.

Restricted cash represent deposits pledged to banks for obtaining general banking facilities.

(E)           Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market. Cost represents invoiced value on purchases and is being calculated on a weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

(F)           Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments of the Company, included, cash and cash equivalents, restricted cash, amounts due from related parties, other current assets and prepaid expenses, accounts payable, notes payable, deferred income, other payables and accrued liabilities and amounts due to related parties, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy

The Company determines the fair value of the warrants using the Black-Scholes Option-Pricing model using inputs that are derived from observable and unobservable data and are therefore considered Level 2 in the fair value hierarchy. See Note 16 for further information. The Company did not have any financial instruments classified at Level 3 of the fair value hierarchy at September 30, 2012.

(I)            Revenue recognition

The Company recognizes revenue in the period in which the services are performed. The Company recognizes revenue under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenue are considered to have been met as follows:

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand a refund of service fees exists implicitly with the customers, the Company’s policy allows for refunds only upon the Company’s authorization. Based on the historical experience on refunds incurred, the Company considers that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. The Company recognizes refunds of service fees as a reduction in revenue at the time when the amount of refund is agreed between the Company and the customer.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Accrued liability for membership reward program

The Company established a free membership rewards program. Under the program, members can earn points depending on services they purchased and redeem the points toward future services. All points earned before November 30 expire on December 31 of the same year which means the rewards program only allows points earned in December to be carried over to next year. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate  points. As members redeem points, the accrued liability is reduced accordingly.

Cash coupons

Third parties and the Company’s customers may be awarded with cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. The Company recognizes a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3.

(J)            Advertising costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place.

(K)          Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in profit or loss in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(L)           Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to profit or loss on the straight-line basis over the period of the leases.

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

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 VARIABLE INTEREST ENTITIES

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 6 PRIVATE PLACEMENT

Securities Purchase Agreement

On November 12, 2010, the Company completed on a private placement financing pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with a group of accredited investors (the “Investors”). The Company received $1,200,000 from the Investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issuance of 600,000 shares of restricted common stock of the Company at $2.00 per share. The shares were not deemed as restrictive shares as of September 30, 2012 and 2011.

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the Investors, then the Company must pay to each Investor, as liquidated damages, an amount equal to that Investor’s purchase price plus compound interest at a rate of 8%. These shares were not redeemable and the Investors would receive their investment back, plus interest and retain the shares. The Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there could be a possibility that Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities. Accordingly, the Company accrued $1,388,515 ($1,200,000 liquidated damages and $188,515 interest) as of September 30, 2012.

The Purchase Agreement also provided that, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2.00 per share or for no consideration (the “Additional Shares”), the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of December 31, 2012 and 2011, fair value of the anti-dilution feature were estimated to be nil because the Company did not intend to issue any shares of common stock at a price less than $2.00 per share.

Make good escrow

In connection with the private placement, a majority stockholder of the Company and the Company entered into a make good escrow agreement with the Investors, pursuant to which a total of 600,000 shares of common stock of the Company owned by the majority stockholder were placed with an escrow agent to secure the Company’s obligation under the Purchase Agreement. The Company failed to achieve $6,400,000 net after tax income for the fiscal year ending December 31, 2011, and therefore the majority stockholder of the Company became obligated to transfer 600,000 shares of common stock of the Company to the Investors as additional consideration under the private placement. This option to receive additional shares was not bifurcated because it was considered clearly and closely related to the common stock host.

Warrants

On November 12, 2010, the Company issued a warrant to a financial advisor to purchase 48,000 shares of common stock of the Company at an exercise price of $2.00 per share. The warrant was exercisable any time from the date of issuance to June 12, 2012. As of September 30, 2012, all the warrants expired unexercised. See more details under Note 16.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) available to stockholders by the weighted average number of shares outstanding during the year, but excluding 600,000 “Make Good Shares” according to “Make Good Escrow Agreement” in November 2010 (see note 6). Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the three and nine months ended September 30, 2012, there were no potentially dilutive securities.

NOTE 8 CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. Bank deposits held as collateral for the Company’s bank loans are reported as restricted cash and are not included with cash or cash equivalents on the balance sheet until the lien against such bank deposits has been released.

NOTE 9 INVENTORIES, NET

	September 30,	December 31,
	2012	2011
	(unaudited)
Medical materials	$497,185	$501,994
Finished goods – merchandise	259,298	211,378
	$756,483	$713,372

NOTE 10 OTHER CURRENT ASSETS AND PREPAID EXPENSES

	September 30,	December 31,
	2012	2011
	(unaudited)
Advances to staff	$277,330	$172,814
Advances to suppliers	22,000	199,296
Other receivables	43,192	46,620
Prepaid expenses	167,971	89,930
Rental deposits	205,485	178,119
	$715,978	$686,779

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2012	2011
	(unaudited)

Buildings	$116,478	$115,892
Leasehold improvements	7,450,750	7,181,040
Medical equipment	4,461,462	4,518,669
Office equipment	1,120,681	880,010
Motor vehicles	237,963	254,379
	13,387,334	12,949,990
Less: Accumulated depreciation	(3,814,833)	(2,373,823)
	$9,572,501	$10,576,167

Depreciation expenses for the three and nine months ended September 30, 2012 and 2011 were $569,817, $247,469, $1,653,412 and $683,458 respectively.

NOTE 12 RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties:

Existing relationship with the Company

Mr. Zhang Yi Xiang (“Mr. Zhang”)
- Chief executive officer (“CEO”) and director of China Shesays; a director of Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays; and
- Legal representative of Sichuan Shesays, Fanya Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays

Mr. Pu Xing Wang (“Mr. Pu”)	- Director of Sichuan Shesays, Chengdu Boan, Sichuan Shesays and Fanya Shesays

Mr. Shao Wen Hui (“Mr. Shao”)	- Director of Sichuan Shesays, Chengdu Boan, Sichuan Shesays and Fanya Shesays

Ms. Wang Pan (“Ms. Wang”)	- Secretary of the CEO of China Shesays; and member of the board of supervisors of Chengdu Boan, Leshan Shesays and Zigong Shesays

Sichuan Bobite Medical Technology Co., Ltd. (“Sichuan Bobite”)	- Mr. Zhang is the legal representative, director and a major stockholder of Sichuan Bobite

Chengdu Bohao Marketing & Planning Consulting Co., Ltd. (“Chengdu Bohao”)	- Ms. Wang is the legal representative, director and a major stockholder of Chengdu Bohao

High-tech Zone Xiaohe Fashion Marketing & Planning Studio (“Xiaohe”)	- Ms. Wang is the legal representative, director and a major stockholder of Xiaohe

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Summary of balances with related parties:

	September 30, 2012	December 31, 2011
Due from related companies	(unaudited)
Chengdu Bohao	$241,415	$121,884
Xiaohe	126,452	125,816
	$367,867	$247,700

Due from related companies is interest-free, unsecured and repayable on demand. The balance of due from related companies was all collected subsequently.

Due from directors
Mr. Pu	$4,636	$19,910
Mr. Shao	-	5,627
	$4,636	$25,537

Due from directors is interest-free, unsecured and repayable on demand. The amounts primarily represent advances for business purposes such as entertainment fees and marketing expenses. The balance of due from directors was all collected subsequently.

Due to CEO and a director
Mr. Zhang	$57,170	$97,293

Due to CEO and a director is interest-free, unsecured and primarily represents operating related expenses paid by Mr. Zhang on behalf of the Company to assist with the Company’s cash needs for business purposes.

(c)  Summary of transactions with related parties:

Mr. Zhang and his spouse
During 2012, Mr. Zhang and his spouse jointly signed personal guarantee agreements with a third party guarantee company to provide guarantee to Sichuan Shesays to obtain bank loans for an aggregate amount equal to $3,793,567 (RMB 24 million)

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 NOTES PAYABLE

Notes payable consisted of the following:
	September 30,	December 31,
	2012	2011
	(unaudited)

Note payable to a bank, interest rate of 7.22% per annum, guaranteed by a third party, due June 2013, subsequently repaid at due date.	$1,422,588	$-
Note payable to a bank, interest rate of 8.53% per annum, guaranteed by a third party, due April 2013, subsequently repaid at due date.	948,392	-
Note payable to a bank, interest rate of 8.53% per annum, guaranteed by a third party, due March 2013, subsequently repaid at due date.	948,392	-
Note payable to a bank, interest rate of 7.87% per annum, guaranteed by a third party, due January 2013, subsequently repaid at due date.	474,195	-
Note payable to a bank, interest rate of 7.57% per annum, guaranteed by a third party, due June 2012, subsequently repaid at due date.	-	471,809
Note payable to a bank, interest rate of 6.56% per annum, pledged by deposits, due April 2012, subsequently repaid at due date.	-	372,730
Note payable to a bank, interest rate of 6.89% per annum, guaranteed by a third party, due March 2012, subsequently repaid at due date.	-	943,619
	$3,793,567	$1,788,158

Interest expense paid for the three and nine months ended September 30, 2012 and 2011 were $82,345, $30,862, $185,928 and $56,734, respectively.

The guarantee provided by the third party is secured by buildings of the Company with net book value totaling $96,132 as of September 30, 2012. Fees paid to the third party guarantor for the three and nine months ended September 30, 2012 and 2011 was $29,378, $10,755, $88,243 and $31,863, respectively.

NOTE 14 OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30,	December 31,
	2012	2011
	(unaudited)
Other payables	$74,654	$223,785
Other payables for purchase of equipment and renovation	531,851	2,070,643
Other payables for advertising expenses	568,289	1,477,252
Deposits from customers	218,762	216,042
Deposits from membership rewards program participants	742,682	529,808
Accrued liabilities	873,181	808,839
	$3,009,419	$5,326,369

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Deposits from membership rewards program participants represent the money received in advance deposited in a membership card for cosmetic surgery, beauty and other related services. Such deposits can be applied by customers to the Company’s products and services with no expiration date.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Perfect Support was incorporated in the BVI and under current laws of the BVI; income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of September 30, 2012, the Company’s PRC subsidiaries had total tax losses of $61,741 which would expire on December 31, 2015.

The income tax expenses for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Current – PRC	24,779	243,555	147,607	760,467
Deferred - PRC	172,207	(165,077)	174,569	(322,255)
	$196,986	$78,478	$322,176	$438,212

The tax effects of significant items comprising deferred tax assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
	(unaudited)
Deferred tax assets:
Property related, net	$78,861	$87,758
Deferred revenue	45,325	11,925
Pre-operating expenses/deferred expenses	238,748	489,001
Accrued liabilities	50,509	-
Tax losses	15,435	11,492
Other	39,516	39,318
Total deferred tax assets, net	$468,394	$639,494

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Income (loss) before taxes	$463,839	$(12,751)	$957,816	$1,623,287

Computed at PRC tax rate of 25%	115,960	(3,188)	239,454	405,822
Over-provision in prior year	-	-	-	(302,842)
Non-deductible expenses	11,521	17,206	26,000	92,325
Others	69,505	(38,227)	56,722	140,220
Valuation allowance change	-	102,687	-	102,687
Income tax expenses	$196,986	$78,478	$322,176	$438,212

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2.00 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of September 30, 2012, all the warrants expired unexercised.

The Company evaluates these warrants provided in connection with the private placement in accordance with ASC 815 and has concluded that equity classification is appropriate for these warrants, due to the fact that these warrants are required to be physically settled in shares of the common stock of the Company and there are no provisions that could require net-cash settlement. These warrants do not have any anti-dilution protection and are not redeemable. Accordingly, the fair value of the warrants was recognized as the issuance cost of common stock at the date of grant. The fair value of the warrants was estimated using Black-Scholes Option Pricing Model.

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

NOTE 17 COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company’s PRC subsidiaries or VIEs are required to make specified contributions to the state-sponsored retirement plan based on the basic salary of their staff. Each of the employees of the PRC subsidiaries is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the three and nine months ended September 30, 2012 and 2011 were $86,114, $83,323, $233,161 and $224,130, respectively.

(b)           Operating lease commitments

The Company leases clinic spaces and staff quarters from third parties. As of September 30, 2012, the Company had outstanding commitments with respect to the operating leases, which are due as follows:

For the fiscal years ending September 30,
2013	$1,787,525
2014	1,802,727
2015	1,767,625
2016	860,906
2017	280,144
Thereafter	93,381
Total	$6,592,308

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)           Contingent liabilities

On November 12 2010, the Company entered into a Securities Purchase Agreement with certain private placement Investors. The Company has made certain customary representations, warranties and covenants, which constitute contingent liabilities of the Company. See note 6.

NOTE 18 CONCENTRATIONS AND RISKS

As of September 30, 2012 and December 31, 2011, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Financial instruments which potentially expose the Company to concentrations of credit risk were cash and cash equivalents as of September 30, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

NOTE 19 SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2012 up through the date the Company issued the consolidated financial statements and has determined that there was no material event that occurred or any nonoccurrence that has had material implication after the date of the balance sheets included in this report except below:

1)	For a period of three years after the closing of the Purchase Agreement of Private Placement, the Company didn’t issues any shares of common stock for less than $2.00 per share.

2)	All notes payable were subsequently repaid at due date.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
 ("CHINA SHESAYS") AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011
Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$772,599	$383,476
Restricted cash	-	393,174
Inventories, net	636,085	713,372
Other current assets and prepaid expenses	738,350	686,779
Due from related companies	748,035	247,700
Due from directors	24,620	25,537
Total Current Assets	2,919,689	2,450,038

PROPERTY AND EQUIPMENT, NET	10,068,240	10,576,167
DEFERRED TAX ASSETS	629,083	639,494
TOTAL ASSETS	$13,617,012	$13,665,699

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$987,188	$1,152,018
Notes payable	4,117,638	1,788,158
Deferred revenue	88,035	71,656
Other payables and accrued liabilities	3,047,528	5,326,369
Accrued liquidated damages and interest	1,362,316	1,309,919
Income tax payable	491,017	798,548
Sales tax payable and other taxes payable	6,971	16,064
Due to CEO and a director	15,068	97,293
Due to related company	2,376	-
Total Current Liabilities	10,118,137	10,560,025

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,600,012 shares issued and outstanding as of June 30, 2012 and December 31, 2011	18,600	18,600
Additional paid-in capital	2,173,540	2,166,401
(Accumulated deficit)/retained earnings
Unappropriated	334,501	(26,334)
Appropriated	555,755	555,755
Accumulated other comprehensive income	281,015	263,740
Total China Shesays Stockholders' Equity	3,363,411	2,978,162
Noncontrolling interest	135,464	127,512
Total Stockholders' Equity	3,498,875	3,105,674
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,617,012	$13,665,699

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(restated)		(restated)
REVENUE
Customer service revenue
Cosmetic surgery services	$2,149,203	$1,530,619	$4,308,956	$3,224,377
Professional medical beauty services	2,775,125	2,441,374	5,456,866	4,065,290
Cosmetic dentistry services	49,188	28,879	79,371	56,388
Sales of goods	302,289	211,402	516,576	441,348
Total Revenue	5,275,805	4,212,274	10,361,769	7,787,403

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(587,492)	(215,550)	(1,150,775)	(590,255)
Professional medical beauty services	(619,851)	(409,718)	(1,309,447)	(740,318)
Cosmetic dentistry services	(32,598)	(20,116)	(64,456)	(40,101)
Cost of goods sold	(148,832)	(76,343)	(273,703)	(156,628)
Depreciation	(493,015)	(192,049)	(990,475)	(379,082)
Total Cost of Revenue	(1,881,788)	(913,776)	(3,788,856)	(1,906,384)

GROSS PROFIT	3,394,017	3,298,498	6,572,913	5,881,019

OPERATING EXPENSES
Selling, general and administrative expenses	1,341,823	1,485,863	2,571,232	2,292,655
Advertising costs	1,374,368	961,155	2,981,513	1,649,189
Professional and consultant fees	175,891	88,642	275,242	195,763
Depreciation	47,659	28,750	93,120	56,907
Total Operating Expenses	2,939,741	2,564,410	5,921,107	4,194,514

INCOME FROM OPERATIONS	454,276	734,088	651,806	1,686,505

OTHER INCOME (EXPENSES)
Other income	685	21	833	28
Interest income	13,561	375	13,787	546
Interest expenses	(102,807)	(18,127)	(155,980)	(25,872)
Other expenses	(13,271)	(1,692)	(16,469)	(25,169)
Total Other Expenses, net	(101,832)	(19,423)	(157,829)	(50,467)

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(restated)		(restated)
INCOME FROM OPERATIONS BEFORE TAXES	352,444	714,665	493,977	1,636,038
Income tax expenses	(52,568)	(62,192)	(125,190)	(359,734)
NET INCOME	299,876	652,473	368,787	1,276,304
Net (income) loss attributable to noncontrolling interest	(6,584)	18,367	(7,952)	27,706

NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	293,292	670,840	360,835	1,304,010

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain (loss)	(12,213)	75,101	17,275	90,821
Less: foreign currency translation (gain) loss attributable to noncontrolling interest	67	(347)	-	(319)
Foreign currency translation gain (loss) attributable to China Shesays common stockholders	(12,146)	74,754	17,275	90,502

COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$281,146	$745,594	$378,110	$1,394,512

Net income per share-basic and diluted	$0.02	$0.04	$0.02	$0.07

Weighted average number of shares outstanding during the period - basic and diluted	18,000,012	18,600,012	18,000,012	18,600,012

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$368,787	$1,276,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation - cost of revenue	990,475	379,082
Depreciation - operating expenses	93,120	56,907
Deferred income taxes	14,888	(157,178)
Impairment losses on other receivables	782	-
Loss on disposal of property and equipment	6,253	1,053
Liquidated damages and interest	52,397	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Inventories	82,283	31,679
Other current assets and prepaid expenses	(47,547)	(242,572)
Due from directors	1,096	-
Increase (Decrease) In:
Accounts payable	(172,900)	(222,207)
Deferred revenue	15,878	19,797
Other payables and accrued liabilities	(542,586)	116,108
Income taxes payable	(313,131)	94,407
Sales tax payable and other taxes payable	(9,206)	532
Due to CEO and a director	(82,909)	-
Net cash provided by operating activities	457,680	1,353,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,291,377)	(2,237,047)
Proceeds from disposal of property and equipment	-	130,013
Due from stockholders	-	52,821
Net cash used in investing activities	$(2,291,377)	$(2,054,213)

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	395,939	(386,787)
Bank loan borrowed	4,117,768	1,739,117
Bank loan repaid	(1,800,732)	(917,740)
Due from related companies	(496,241)	-
Contribution by stockholders	7,139	5,916
Net cash provided by financing activities	2,223,873	440,506

EFFECT OF EXCHANGE RATES ON CASH	(1,053)	11,397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	389,123	(248,398)

Cash and cash equivalents at beginning of the period	383,476	1,029,280
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$772,599	$780,882

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest expense	$103,583	$25,872
Cash paid for income taxes	$429,613	$423,456

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of June 30, 2012, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011 and consolidated cash flows for the six months ended June 30, 2012 and 2011. The consolidated results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the year ended December 31, 2011 appearing in the Company’s Form 10-K as filed with the SEC.

NOTE 2 ORGANIZATION

Klean Kast Solutions, Inc., the predecessor of China Shesays as defined below, was incorporated under the laws of the State of Nevada on January 18, 2002.  On April 22, 2007, Klean Kast Solutions, Inc. was renamed as SN Strategies Corp.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 5) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 5). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support, which is the 100% stockholder of Chengdu Boan, owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and Chengdu Boan consolidates Sichuan Shesays and its subsidiaries in accordance with FASB ASC 805-40-45 and Regulation S-X 3A-02 were accounted for as if the reorganization occurred at the beginning of the first period presented.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 6, 2010, SN Strategies Corp. (the “Parent”), China Shesays Medical Cosmetology Inc., (the “Merger Sub”), a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stock of the Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of the Acquired Sub 10 shares of its common stock of $0.001 each amounting to $0.01 for 50,000 shares of the Acquired Sub’s common stock of $1 each amounting to $50,000 which represents 100% of the outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent (“China Shesays”) (the “Reverse Merger”).

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

On July 8, 2010, Sichuan Shesays established a PRC limited liability company, Leshan Jiazhou Shesays Junge Cosmetology Company Limited (“Leshan Jiazhou Shesays”) with a registered capital of $736,594 to which Sichuan Shesays contributed $265,984 in cash and a set of machinery valued at $470,610 in lieu of cash. Leshan Jiazhou Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

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

On October 20, 2010, Sichuan Shesays established a PRC limited liability company, Zigong Shesays Junge Cosmetology Clinic Company Limited (“Zigong Shesays”) with a registered capital of $751,213. Sichuan Shesays contributed $244,219 in cash and a set of machinery valued at $506,994 in lieu of cash. Zigong Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on October 19, 2014.

On June 8, 2012, Sichuan Shesays established a PRC limited liability company, Sichuan Fanya Shesays Cosmetology Hospital Company Limited (“Fanya Shesays”) with a registered capital of $316,196. Sichuan Shesays contributed $63,239 paid-in capital in cash to the registered capital of Fanya Shesays. Fanya Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in the PRC. In accordance with its business permit, the Company’s right of operation has no expiration.

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays are hereinafter referred to collectively as the “Company”.

NOTE 3 RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the Company determined that the financial statements as of June 30, 2011 and for the three and six months period then ended should be restated due to reclassification of depreciation expense between “Cost of revenue” and “Operating expense”.

As a result, the accompanying consolidated condensed financial statements as of June 30, 2011 and for the three and six months then ended has been restated from the amounts previously reported. The information in the data table below represents only those income statement and cash flow line items affected by the restatements.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the condensed consolidated statement of operations and statement of cash flows accounts and financial statement line items as reported herein that were impacted by the restatements:

	For the three months ended June 30, 2011
	As previously stated	Adjustments	As restated
Statement of operations accounts impacted by restatements:
Depreciation - cost of revenue	$(125,651)	$(66,398)	$(192,049)
Total Cost of Revenue	(847,378)	(66,398)	(913,776)
GROSS PROFIT	3,364,896	(66,398)	3,298,498
Depreciation - operating expenses	95,148	(66,398)	28,750
Total Operating Expenses	2,630,808	(66,398)	2,564,410

	For the six months ended June 30, 2011
	As previously stated	Adjustments	As restated
Statement of operations accounts impacted by restatements:
Depreciation - cost of revenue	$(249,549)	$(129,533)	$(379,082)
Total Cost of Revenue	(1,776,851)	(129,533)	(1,906,384)
GROSS PROFIT	6,010,552	(129,533)	5,881,019
Depreciation - operating expenses	186,440	(129,533)	56,907
Total Operating Expenses	4,324,047	(129,533)	4,194,514

Statement of cash flows accounts impacted by restatements:
Depreciation - cost of revenue	$249,549	$129,533	$379,082
Depreciation - operating expenses	186,440	(129,533)	56,907

NOTE 4 SIGNIFICANT ACCOUNTING POLICIES

(A)          Basics of consolidation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support, Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiaries, Fanya Shesays, Leshan Jiazhou Shesays, Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interest represents the noncontrolling stockholders’ 20% proportionate share of the results of Yibin Shesays.

All significant inter-company balances and transactions have been eliminated in consolidation.

(B)           Use of estimates

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)           Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company had a net working capital deficit of $7,198,448 as of June 30, 2012. The continuation of the Company is dependent upon the continuing financial support of its directors and stockholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful operation of its cosmetic clinic business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the period ended June 30, 2012, the Company was able to obtain short-term loans from certain bankers and use these funds to repay short-term debts and also generated gross profit, net income and positive cash flow. Management believed that the Company would have the ability to continue to roll over short-term debt and would generate sufficient profits and substantial positive cash flows by increasing sales force in the near future.

(D)          Cash and cash equivalents and restricted cash

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. For the purpose of the consolidated balance sheets, cash and cash equivalents comprise cash on hand and at bank, including term deposits, which are not restricted as to use.

Restricted cash represent deposits pledged to banks for obtaining general banking facilities.

(E)           Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market. Cost represents invoiced value on purchases and is being calculated on a weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

(F)           Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Leasehold improvements	5 Years
Medical equipment	3 to 10 Years
Motor vehicles	5 Years
Office equipment	3 to 10 Years

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement

The carrying value of financial instruments of the Company, included, cash and cash equivalents, restricted cash, amounts due from related parties, other current assets and prepaid expenses, accounts payable, notes payable, deferred income, other payables and accrued liabilities and amounts due to related parties, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy

The Company determines the fair value of the warrants using the Black-Scholes Option-Pricing model using inputs that are derived from observable and unobservable data and are therefore considered Level 2 in the fair value hierarchy. See Note 16 for further information. The Company did not have any financial instruments classified at Level 3 of the fair value hierarchy at June 30, 2012.

(I)            Revenue recognition

The Company recognizes revenue in the period in which the services are performed. The Company recognizes revenue under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenue are considered to have been met as follows:

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand a refund of service fees exists implicitly with the customers, the Company’s policy allows for refunds only upon the Company’s authorization. Based on the historical experience on refunds incurred, the Company considers that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. The Company recognizes refunds of service fees as a reduction in revenue at the time when the amount of refund is agreed between the Company and the customer.

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

Accrued liability for membership rewards program

The Company established a free membership rewards program. Under the program, members can earn points depending on services they purchased and redeem the points toward future services. All points earned before November 30 expire on December 31 of the same year which means the rewards program only allows points earned in December to be carried over to next year. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate points. As members redeem points, the accrued liability is reduced accordingly.

Cash coupons

Third parties and the Company’s customers may be awarded with cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. The Company recognizes a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3.

(J)            Advertising costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place.

(K)           Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in profit or loss in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(L)           Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to profit or loss on the straight-line basis over the period of the leases.

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

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(N)          Other comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 VARIABLE INTEREST ENTITIES

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 6 PRIVATE PLACEMENT

Securities Purchase Agreement

On November 12, 2010, the Company completed a private placement financing pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with a group of accredited investors (the “Investors”). The Company received $1,200,000 from the Investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issuance of 600,000 shares of restricted common stock of the Company at $2.00 per share. The shares were not deemed as restrictive shares as of June 30, 2012 and 2011.

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the Investors, then the Company must pay to each Investor, as liquidated damages, an amount equal to that Investor’s purchase price plus compound interest at a rate of 8%. These shares were not redeemable and the Investors would receive their investment back, plus interest and retain the shares. The Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there could be a possibility that Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities. Accordingly, the Company accrued $1,362,316 ($1,200,000 liquidated damages and $162,316 interest) as of June 30, 2012.

The Purchase Agreement also provided that, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2.00 per share or for no consideration (the “Additional Shares”), the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of December 31, 2012 and 2011, fair value of the anti-dilution feature were estimated to be nil because the Company did not intend to issue any shares of common stock at a price less than $2.00 per share.

Make good escrow

In connection with the private placement, a majority stockholder of the Company and the Company entered into a make good escrow agreement with the Investors, pursuant to which a total of 600,000 shares of common stock of the Company owned by the majority stockholder were placed with an escrow agent to secure the Company’s obligation under the Purchase Agreement. The Company failed to achieve $6,400,000 net after tax income for the fiscal year ending December 31, 2011, and therefore the majority stockholder of the Company became obligated to transfer 600,000 shares of common stock of the Company to the Investors as additional consideration under the private placement. This option to receive additional shares was not bifurcated because it was considered clearly and closely related to the common stock host.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants

On November 12, 2010, the Company issued a warrant to a financial advisor to purchase 48,000 shares of common stock of the Company at an exercise price of $2.00 per share. The warrant was exercisable any time from the date of issuance to June 12, 2012. As of June 30, 2012, all the warrants expired unexercised. See more details under Note 16.

NOTE 7 INCOME PER SHARE

Basic income per share is computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year, but excluding 600,000 “Make Good Shares” according to “Make Good Escrow Agreement” in November 2010 (see note 6). Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the three and six months ended June 30, 2012, there were no potentially dilutive securities.

NOTE 8 CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. Bank deposits held as collateral for the Company’s bank loans are reported as restricted cash and are not included with cash or cash equivalents on the balance sheet until the lien against such bank deposits has been released.

NOTE 9 INVENTORIES, NET

	June 30,	December 31,
	2012	2011
	(unaudited)
Medical materials	$402,272	$501,994
Finished goods – merchandise	233,813	211,378
	$636,085	$713,372

NOTE 10 OTHER CURRENT ASSETS AND PREPAID EXPENSES

	June 30,	December 31,
	2012	2011
	(unaudited)
Advances to staff	$186,372	$172,814
Advances to suppliers	30,513	199,296
Other receivables	109,685	46,620
Prepaid expenses	174,224	89,930
Rental deposits	237,556	178,119
	$738,350	$686,779

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2012	2011
	(unaudited)

Buildings	$116,703	$115,892
Leasehold improvements	7,399,156	7,181,040
Medical equipment	4,558,055	4,518,669
Office equipment	1,110,939	880,010
Motor vehicles	238,422	254,379
	13,423,275	12,949,990
Less: Accumulated depreciation	(3,355,035)	(2,373,823)
	$10,068,240	$10,576,167

Depreciation expenses for the three and six months ended June 30, 2012 and 2011 were $540,674, $220,799, $1,083,595 and $435,989 respectively.

NOTE 12 RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties:

Existing relationship with the Company

Mr. Zhang Yi Xiang (“Mr. Zhang”)
- Chief executive officer (“CEO”) and director of China Shesays; a director of Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays; and
- Legal representative of Sichuan Shesays, Fanya Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays

Mr. Pu Xing Wang (“Mr. Pu”)	- Director of Sichuan Shesays, Chengdu Boan, Sichuan Shesays and Fanya Shesays

Mr. Shao Wen Hui (“Mr. Shao”)	- Director of Sichuan Shesays, Chengdu Boan, Sichuan Shesays and Fanya Shesays

Ms. Wang Pan (“Ms. Wang”)	- Secretary of the CEO of China Shesays; and member of the board of supervisors of Chengdu Boan, Leshan Shesays and Zigong Shesays

Sichuan Bobite Medical Technology Co., Ltd. (“Sichuan Bobite”)	- Mr. Zhang is the legal representative, director and a major stockholder of Sichuan Bobite

Chengdu Bohao Marketing & Planning Consulting Co., Ltd. (“Chengdu Bohao”)	- Ms. Wang is the legal representative, director and a major stockholder of Chengdu Bohao

High-tech Zone Xiaohe Fashion Marketing & Planning Studio (“Xiaohe”)	- Ms. Wang is the legal representative, director and a major stockholder of Xiaohe

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Summary of balances with related parties:

	June 30, 2012	December 31, 2011
Due from related companies	(unaudited)
Chengdu Bohao	$621,338	$121,884
Xiaohe	126,697	125,816
	$748,035	$247,700

Due to related company
Sichuan Bobite	$2,376	$-

Due from related companies is interest-free, unsecured and repayable on demand. The balance of due from related companies was all collected subsequently.

Due to related company primarily represents the money paid by Sichuan Bobite on behalf of the Company to purchase medical materials. The balance of due to related company was paid off subsequently.

Due from directors
Mr. Pu	$24,620	$19,910
Mr. Shao	-	5,627
	$24,620	$25,537

Due from directors is interest-free, unsecured and repayable on demand. The amounts primarily represent advances for business purposes such as entertainment fees and marketing expenses. The balance of due from directors was all collected subsequently.

Due to CEO and a director
Mr. Zhang	$15,068	$97,293

Due to a CEO and a director is interest-free, unsecured and primarily represents operating related expenses paid by Mr. Zhang on behalf of the Company to assist with the Company’s cash needs for business purposes.

(c)  Summary of transactions with related parties:

Mr. Zhang and his spouse
During 2012, Mr. Zhang and his spouse jointly signed personal guarantee agreements with a third party guarantee company to provide guarantee to Sichuan Shesays to obtain bank loans for an aggregate amount equal to $4,117,638 (RMB 26 million)

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 NOTES PAYABLE

Notes payable consisted of the following:
	June 30,	December 31,
	2012	2011
	(unaudited)

Note payable to a bank, interest rate of 7.22% per annum, guaranteed by a third party, due June 2013, subsequently repaid at due date.	$1,425,336	$-
Note payable to a bank, interest rate of 8.53% per annum, guaranteed by a third party, due April 2013, subsequently repaid at due date.	950,224	-
Note payable to a bank, interest rate of 8.53% per annum, guaranteed by a third party, due March 2013, subsequently repaid at due date.	950,224	-
Note payable to a bank, interest rate of 7.87% per annum, guaranteed by a third party, due January 2013, subsequently repaid at due date.	475,112	-
Note payable to a bank, interest rate of 7.87% per annum, guaranteed by a third party, due July 2012, subsequently repaid at due date.	316,742	-
Note payable to a bank, interest rate of 7.57% per annum, guaranteed by a third party, due June 2012, subsequently repaid at due date.	-	471,809
Note payable to a bank, interest rate of 6.56% per annum, pledged by deposits, due April 2012, subsequently repaid at due date.	-	372,730
Note payable to a bank, interest rate of 6.89% per annum, guaranteed by a third party, due March 2012, subsequently repaid at due date.	-	943,619
	$4,117,638	$1,788,158

Interest expense paid for the three and six months ended June 30, 2012 and 2011 were $76,609, $18,127, $103,583 and $25,872, respectively.

The guarantee provided by the third party is secured by buildings of the Company with net book value totaling $97,453 as of June 30, 2012. Fees paid to the third party guarantor for the three and six months ended June 30, 2012 and 2011 was $29,408, nil, $58,865 and $21,108, respectively.

NOTE 14 OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30,	December 31,
	2012	2011
	(unaudited)
Other payables	$139,080	$223,785
Other payables for purchase of equipment and renovation	311,580	2,070,643
Other payables for advertising expenses	791,483	1,477,252
Deposits from customers	185,988	216,042
Deposits from membership rewards program participants	690,261	529,808
Accrued liabilities	929,136	808,839
	$3,047,528	$5,326,369

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Deposits from membership rewards program participants represent the money received in advance deposited in a membership card for cosmetic surgery, beauty and other related services. Such deposits can be applied by customers to the Company’s products and services with no expiration date.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Perfect Support was incorporated in the BVI and under current laws of the BVI; income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Fanya Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of June 30, 2012, the Company’s PRC subsidiaries had total tax losses of $90,599 which would expire on December 31, 2015.

The income tax expenses for three and six months ended June 30, 2012 and 2011 are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Current – PRC	49,437	206,256	110,302	516,912
Deferred - PRC	3,131	(144,064)	14,888	(157,178)
	$52,568	$62,192	$125,190	$359,734

The tax effects of significant items comprising deferred tax assets as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
	(unaudited)
Deferred tax assets:
Property related, net	$76,254	$87,758
Deferred revenue	22,009	11,925
Pre-operating expenses/deferred expenses	468,598	489,001
Tax losses	22,630	11,492
Other	39,592	39,318
Total deferred tax assets, net	$629,083	$639,494

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Income before taxes	$352,444	$714,665	$493,977	$1,636,038

Computed at PRC tax rate of 25%	88,111	178,666	123,494	409,010
Over-provision in prior year	-	(300,933)		(300,933)
Non-deductible expenses	8,838	206,637	14,480	251,657
Others	(44,381)	(22,178)	(12,784)	-
Income tax expenses	$52,568	$62,192	$125,190	$359,734

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2.00 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of June 30, 2012, all the warrants expired unexercised.

The Company evaluates these warrants provided in connection with the private placement in accordance with ASC 815 and has concluded that equity classification is appropriate for these warrants, due to the fact that these warrants are required to be physically settled in shares of the common stock of the Company and there are no provisions that could require net-cash settlement. These warrants do not have any anti-dilution protection and are not redeemable. Accordingly, the fair value of the warrants was recognized as the issuance cost of common stock at the date of grant. The fair value of the warrants was estimated using Black-Scholes Option Pricing Model.

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

NOTE 17 COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company’s PRC subsidiaries or VIEs are required to make specified contributions to the state-sponsored retirement plan based on the basic salary of their staff. Each of the employees of the PRC subsidiaries is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the three and six months ended June 30, 2012 and 2011 were$74,870, $78,060, $147,047 and $140,807, respectively.

(b)           Operating lease commitments

The Company leases clinic spaces and staff quarters from third parties. As of June 30, 2012, the Company had outstanding commitments with respect to the operating leases, which are due as follows:

For the fiscal years ending June 30,
2012	$1,790,979
2013	1,803,388
2014	1,771,041
2015	1,211,086
2016	233,887
Thereafter	210,532
Total	$7,020,913

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)           Contingent liabilities

On November 12 2010, the Company entered into a Securities Purchase Agreement with certain private placement Investors. The Company has made certain customary representations, warranties and covenants, which constitute contingent liabilities of the Company. See note 6.

NOTE 18 CONCENTRATIONS AND RISKS

As of June 30, 2012 and December 31, 2011, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Financial instruments which potentially expose the Company to concentrations of credit risk was cash and cash equivalents as of June 30, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

NOTE 19 SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2012 up through the date the Company issued the consolidated financial statements and has determined that there was no material event or any nonoccurrence that has had material implication that occurred after the date of the balance sheets included in this report except the following:

1)	For a period of three years after the closing of the Purchase Agreement of Private Placement, the Company didn’t issue any shares of common stock for less than $2.00 per share.

2)	All notes payable were subsequently repaid at due date.
.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
 ("CHINA SHESAYS") AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011
Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$512,602	$383,476
Restricted cash	395,664	393,174
Inventories, net	683,057	713,372
Other current assets and prepaid expenses	710,119	686,779
Due from related companies	272,533	247,700
Due from directors	26,619	25,537
Total Current Assets	2,600,594	2,450,038

PROPERTY AND EQUIPMENT, NET	10,191,803	10,576,167
DEFERRED TAX ASSETS	655,281	639,494
TOTAL ASSETS	$13,447,678	$13,665,699

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,134,693	$1,152,018
Notes payable	2,590,805	1,788,158
Deferred revenue	84,940	71,656
Other payables and accrued liabilities	4,088,901	5,326,369
Accrued liquidated damages and interest	1,336,118	1,309,919
Income tax payable	887,071	798,548
Sales tax payable and other taxes payable	15,132	16,064
Due to CEO and a director	103,573	97,293
Due to related company	2,374	-
Total Current Liabilities	10,243,607	10,560,025

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
China Shesays stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 65,849,200 shares authorized, 18,600,012 shares issued and outstanding as of March 31, 2012 and December 31, 2011	18,600	18,600
Additional paid-in capital	2,166,401	2,166,401
(Accumulated deficit)/retained earnings
Unappropriated	41,209	(26,334)
Appropriated	555,755	555,755
Accumulated other comprehensive income	293,228	263,740
Total China Shesays Stockholders' Equity	3,075,193	2,978,162
Noncontrolling interest	128,878	127,512
Total Stockholders' Equity	3,204,071	3,105,674
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,447,678	$13,665,699

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2012	2011
		(restated)
REVENUE
Customer service revenue
Cosmetic surgery services	$2,159,753	$1,693,758
Professional medical beauty services	2,681,741	1,623,916
Cosmetic dentistry services	30,183	27,509
Sales of goods	214,287	229,946
Total Revenue	5,085,964	3,575,129

COST OF REVENUE
Cost of service revenue
Cosmetic surgery services	(563,283)	(374,705)
Professional medical beauty services	(689,596)	(330,600)
Cosmetic dentistry services	(31,858)	(19,985)
Cost of goods sold	(124,871)	(80,285)
Depreciation	(497,460)	(187,033)
Total Cost of Revenue	(1,907,068)	(992,608)

GROSS PROFIT	3,178,896	2,582,521

OPERATING EXPENSES
Selling, general and administrative expenses	1,229,409	806,792
Advertising costs	1,607,146	688,034
Professional and consultant fees	99,350	107,121
Depreciation	45,461	28,157
Total Operating Expenses	2,981,366	1,630,104

INCOME FROM OPERATIONS	197,530	952,417

OTHER INCOME (EXPENSES)
Other income	148	7
Interest income	226	171
Interest expenses	(53,173)	(7,745)
Other expenses	(3,198)	(23,477)
Total Other Expenses, net	(55,997)	(31,044)

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2012	2011
		(restated)
INCOME FROM OPERATIONS BEFORE TAXES	141,533	921,373
Income tax expenses	(72,622)	(297,542)
NET INCOME	68,911	623,831
Net (income) loss attributable to noncontrolling interest	(1,368)	9,339

NET INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	67,543	633,170

OTHER COMPREHENSIVE INCOME
Total foreign currency translation gain	29,488	15,720
Less: foreign currency translation (gain) loss attributable to noncontrolling interest	(67)	28
Foreign currency translation gain attributable to China Shesays common stockholders	29,421	15,748

COMPREHENSIVE INCOME ATTRIBUTABLE TO CHINA SHESAYS COMMON STOCKHOLDERS	$96,964	$648,918

Net income per share-basic and diluted	$0.01	$0.03

Weighted average number of shares outstanding during the period - basic and diluted	18,000,012	18,600,012

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,911	$623,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation - cost of revenue	497,460	187,033
Depreciation - operating expenses	45,461	28,157
Deferred income taxes	11,757	(13,114)
Impairment losses on other receivables	782	-
Loss on disposal of property and equipment	394	482
Liquidated damages and interest	26,199	-
Changes in operating assets and liabilities:
(Increase) Decrease In:
Inventories	34,885	69,867
Other current assets and prepaid expenses	(19,804)	(254,635)
Due from directors	(922)	-
Increase (Decrease) In:
Accounts payable	(24,656)	(56,812)
Deferred revenue	12,850	14,541
Other payables and accrued liabilities	(284,955)	333,707
Income taxes payable	83,596	310,453
Sales tax payable and other taxes payable	(1,035)	918
Due to CEO and a director	5,673	-
Net cash provided by operating activities	456,596	1,244,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,083,807)	(842,231)
Proceeds from disposal of property and equipment	-	129,171
Due from stockholders	-	52,821
Net cash used in investing activities	$(1,083,807)	$(660,239)

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank loan borrowed	2,594,788	911,799
Bank loan repaid	(1,802,245)	(911,799)
Due from related companies	(20,923)	-
Due to stockholders	-	75,983
Contribution by stockholders	-	5,916
Net cash provided by financing activities	771,620	81,899

EFFECT OF EXCHANGE RATES ON CASH	(15,283)	(617)

NET INCREASE IN CASH AND CASH EQUIVALENTS	129,126	665,471

Cash and cash equivalents at beginning of the period	383,476	1,029,280
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$512,602	$1,694,751

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest expense	$26,974	$7,745
Cash paid for income taxes	$1,810	$203

See accompanying notes to the consolidated financial statements

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of March 31, 2012, the consolidated results of operations for the three months ended March 31, 2012 and 2011 and consolidated cash flows for the three months ended March 31, 2012 and 2011. The consolidated results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of the Company for the year ended December 31, 2011 appearing in the Company’s Form 10-K as filed with the SEC.

NOTE 2 ORGANIZATION

Klean Kast Solutions, Inc., the predecessor of China Shesays as defined below, was incorporated under the laws of the State of Nevada on January 18, 2002.  On April 22, 2007, Klean Kast Solutions, Inc. was renamed as SN Strategies Corp.

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

On April 27, 2010, Chengdu Boan entered into a series of contractual agreements (collectively known as the Restructuring Agreements and see note 5) with Sichuan Shesays and the stockholders of Sichuan Shesays in which Chengdu Boan assumed the management of the business activities of Sichuan Shesays and its subsidiaries, if any, from time to time, Sichuan Shesays and its subsidiaries agreed to pay 100% of its residual return to Chengdu Boan. Through this arrangement, Sichuan Shesays and its subsidiaries, if any, became contractually controlled subsidiaries of Chengdu Boan. Based on these contractual arrangements, the Company considers Sichuan Shesays and its subsidiaries to be Variable Interest Entities (“VIEs”) under ASC 810 "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51”and Perfect Support through Chengdu Boan is the primary beneficiary of Sichuan Shesays and its subsidiaries (See note 5). Accordingly, Sichuan Shesays and its subsidiaries should be consolidated under ASC 810. Immediately prior to the transaction completed on April 27, 2010, both the five directors who owned 90% of Perfect Support, which is the 100% stockholder of Chengdu Boan owned 100% of the registered capital of Sichuan Shesays. As Perfect Support, Chengdu Boan, Sichuan Shesays and its subsidiaries were under common control, the contractual arrangements have been accounted for as a reorganization of entities under common control and Chengdu Boan consolidates Sichuan Shesays and its subsidiaries in accordance with FASB ASC 805-40-45 and Regulation S-X 3A-02 were accounted for as if the reorganization occurred at the beginning of the first period presented.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 6, 2010, SN Strategies Corp., (the “Parent”), China Shesays Medical Cosmetology Inc., (the “Merger Sub”), a Nevada corporation, wholly owned by the Parent and incorporated on May 20, 2010, Perfect Support, known as the Acquired Sub, and the stockholders of the Acquired Sub, entered into an Agreement and Plan of Merger pursuant to which the Merger Sub agreed to acquire 100% of the common stock of the Acquired Sub. In connection with the merger, the Merger Sub issued to the stockholders of the Acquired Sub 10 shares of its common stock of $0.001 each amounting to $0.01 for 50,000 shares of the Acquired Sub’s common stock of $1 each amounting to $50,000 which represents 100% of the outstanding shares of the Acquired Sub’s common stock. The 10 shares of common stock of the Merger Sub were subsequently converted to 13,500,012 shares of common stock of the Parent (“China Shesays”) (the “Reverse Merger”)..

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

On July 8, 2010, Sichuan Shesays established a PRC limited liability company, Leshan Jiazhou Shesays Junge Cosmetology Company Limited (“Leshan Jiazhou Shesays”) with a registered capital of $736,594 to which Sichuan Shesays contributed $265,984 in cash and a set of machinery valued at $470,610 in lieu of cash. Leshan Jiazhou Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on June 17, 2014.

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

On October 20, 2010, Sichuan Shesays established a PRC limited liability company, Zigong Shesays Junge Cosmetology Clinic Company Limited (“Zigong Shesays”) with a registered capital of $751,213. Sichuan Shesays contributed $244,219 in cash and a set of machinery valued at $506,994 in lieu of cash. Zigong Shesays is a clinic for providing professional medical beauty services and cosmetic surgery services to customers in PRC. In accordance with its business permit, the Company’s right of operation expires on October 19, 2014.

China Shesays, Perfect Support, Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays are hereinafter referred to as collectively the “Company”.

NOTE 3 RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the Company determined that the financial statements as of March 31, 2011 and for the three months period then ended should be restated due to reclassification of depreciation expense between “Cost of revenue” and “Operating expense”.

As a result, the accompanying consolidated condensed financial statements as of March 31, 2011 and for the three months then ended has been restated from the amounts previously reported. The information in the data table below represents only those income statement and cash flow line items affected by the restatements.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the condensed consolidated statement of operations and statement of cash flows accounts and financial statement line items as reported herein that were impacted by the restatements:

	For the three months ended March 31, 2011
	As previously stated	Adjustments	As restated
Statement of operations accounts impacted by restatements:
Depreciation - cost of revenue	$(123,898)	$(63,135)	$(187,033)
Total Cost of Revenue	(929,473)	(63,135)	(992,608)
GROSS PROFIT	2,645,656	(63,135)	2,582,521
Depreciation - operating expenses	91,292	(63,135)	28,157
Total Operating Expenses	1,693,239	(63,135)	1,630,104

Statement of cash flows accounts impacted by restatements:
Depreciation - cost of revenue	$123,898	$63,135	$187,033
Depreciation - operating expenses	91,292	(63,135)	28,157

NOTE 4 SIGNIFICANT ACCOUNTING POLICIES

(A)           Basics of consolidation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 include the financial statements of China Shesays, its wholly owned subsidiaries, Perfect Support, Chengdu Boan and the contractually controlled affiliate, Sichuan Shesays and its wholly owned subsidiaries, Leshan Jiazhou Shesays, Zigong Shesays and 80% owned subsidiary, Yibin Shesays, The noncontrolling interest represents the noncontrolling stockholders’ 20% proportionate share of the results of Yibin Shesays.

All significant inter-company balances and transactions have been eliminated in consolidation.

(B)           Use of estimates

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)           Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the consolidated financial statements, the Company had a net working capital deficit of $7,643,013 as of March 31, 2012. The continuation of the Company is dependent upon the continuing financial support of its directors and stockholders, and obtaining long-term financing, as well as achieving and maintaining a profitable level of operations through successful operation of its cosmetic clinic business. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The Company has taken a number of actions and will continue to address this situation in order to restore the Company to a sound financial position with an appropriate business strategy going forward. During the period ended March 31, 2012, the Company was able to obtain short-term loans from certain bankers and use these funds to repay short-term debts and also generated gross profit, net income and positive cash flow. Management believed that the Company would have the ability to continue to roll over short-term debt and would generate sufficient profits and substantial positive cash flows by increasing sales force in the near future.

(D)          Cash and cash equivalents and restricted cash

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. For the purpose of the consolidated balance sheets, cash and cash equivalents comprise cash on hand and at bank, including term deposits, which are not restricted as to use.

Restricted cash represent deposits pledged to banks for obtaining general banking facilities.

(E)           Inventories

Inventories represent medical materials and finished goods – merchandise and are stated at the lower of cost or market. Cost represents invoiced value on purchases and is being calculated on a weighted average basis.

The Company provided inventory allowances based on excess and obsolete inventories determined principally by demand for these products.

(F)           Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	20 Years
Leasehold improvements	5 Years
Medical equipment	3 to 10 Years
Motor vehicles	5 Years
Office equipment	3 to 10 Years

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement

The carrying value of financial instruments of the Company, included, cash and cash equivalents, restricted cash, amounts due from related parties, other current assets and prepaid expenses, accounts payable, notes payable, deferred income, other payables and accrued liabilities and amounts due to related parties, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy.

The Company determines the fair value of the warrants using the Black-Scholes Option-Pricing model using inputs that are derived from observable and unobservable data and are therefore considered Level 2 in the fair value hierarchy. See Note 16 for further information. The Company did not have any financial instruments classified at Level 3 of the fair value hierarchy at March 31, 2012.

(I)            Revenue recognition

The Company recognizes revenue in the period in which the services are performed. The Company recognizes revenue under the provisions of ASC 605, Revenue Recognition when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. These criteria as related to the Company’s revenue are considered to have been met as follows:

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Services fees

Revenue from rendering of services is recognized when the services are rendered. Fees received in advance for prepaid packages are recorded as deferred revenue under current liabilities and are recognized on a systematic basis in accordance with service usage. As the Company is primarily engaged in providing professional medical beauty and cosmetic services, the Company is subject to claims from customers, usually in form of demand for refund of service fee paid. The right to demand a refund of service fees exists implicitly with the customers, the Company’s policy allows for refunds only upon the Company’s authorization. Based on the historical experience on refunds incurred, the Company considers that amounts of ultimate net liability for this risk is minimal and does not accrue for the losses and costs resulting from the claims. The Company recognizes refunds of service fees as a reduction in revenue at the time when the amount of refund is agreed between the Company and the customer.

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

Accrued liability for customer rewards program

The Company established a free membership rewards program. Under the program, members can earn points depending on services they purchased and redeem the points toward future services. All points earned before November 30 expire on December 31 of the same year which means the rewards program only allows points earned in December to be carried over to next year. The costs associated with these incentives are included in deductions from revenue and accrued for as a current liability as members accumulate points. As members redeem points, the accrued liability is reduced accordingly. .

Cash coupons

Third parties and the Company’s customers may be awarded with cash coupons. The coupons are distributed on a random and discretionary basis to induce future services and treatments and are redeemable within a short time period. The cash coupons cannot be renewed or extended. No liability is recorded when the coupons are distributed, except where redemption of the coupons will result in the services being sold at a loss. The Company recognizes a reduction in revenue as a promotional allowance for these cash coupons at the later date at which the related revenue is recognized or the date at which the coupons are distributed in accordance with ASC 605-50-25-3.

(J)            Advertising costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place.

(K)           Income taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in profit or loss in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(L)           Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to profit or loss on the straight-line basis over the period of the leases.

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

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 VARIABLE INTEREST ENTITIES

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

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 6 PRIVATE PLACEMENT

Securities Purchase Agreement

On November 12, 2010, the Company completed a private placement financing pursuant to a Securities Purchase Agreement (“the Purchase Agreement”) with a group of accredited investors (the “Investors”). The Company received $1,200,000 from the Investors (as defined under Rule 501 (a) of Regulation D promulgated under the Securities Act) for an issuance of 600,000 shares of restricted common stock of the Company at $2.00 per share. The shares were not deemed as restrictive shares as of March 31, 2012.

Under the Purchase Agreement, if the Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010, or if any Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities and the Company is unable to address such adverse effect to the reasonable satisfaction of the Investors, then the Company must pay to each Investor, as liquidated damages, an amount equal to that Investor’s purchase price plus compound interest at a rate of 8%. These shares were not redeemable and the Investors would receive their investment back, plus interest and retain the shares. The Company’s after-tax net income for the fiscal year ending December 31, 2011 was less than the Company’s after-tax net income for the fiscal year ended December 31, 2010; and there could be a possibility that Chinese governmental agency challenges or otherwise takes any action that adversely affects the Company’s listing of securities. Accordingly, the Company accrued $1,336,118 ($1,200,000 liquidated damages and $136,118 interest) as of March 31, 2012.

The Purchase Agreement also provided that, for a period of three years after the Closing, if the Company issues any shares of common stock for less than $2.00 per share or for no consideration (the “Additional Shares”), the per share price under the Purchase Agreement shall be reduced to the lowest price per share at which such Additional Shares are issued, granted or sold. As of December 31, 2012 and 2011, fair value of the anti-dilution feature were estimated to be nil because the Company did not intend to issue any shares of common stock at a price less than $2.00 per share.

Make good escrow

In connection with the private placement, a majority stockholder of the Company and the Company entered into a make good escrow agreement with the Investors, pursuant to which a total of 600,000 shares of common stock of the Company owned by the majority stockholder were placed with an escrow agent to secure the Company’s obligation under the Purchase Agreement. The Company failed to achieve $6,400,000 net after tax income for the fiscal year ending December 31, 2011, and therefore the majority stockholder of the Company became obligated to transfer 600,000 shares of common stock of the Company to the Investors as additional consideration under the private placement. This option to receive additional shares was not bifurcated because it was considered clearly and closely related to the common stock host.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants

On November 12, 2010, the Company issued a warrant to a financial advisor to purchase 48,000 shares of common stock of the Company at an exercise price of $2.00 per share. The warrant was exercisable any time from the date of issuance to June 12, 2012. See more details under Note 16.

NOTE 7 INCOME PER SHARE

Basic income per share is computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year, but excluding 600,000 “Make Good Shares” according to “Make Good Escrow Agreement” in November 2010 (see note 6). Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. For the three months ended March 31, 2012, there were no potentially dilutive securities.

NOTE 8 CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. Bank deposits held as collateral for the Company’s bank loans are reported as restricted cash and are not included with cash or cash equivalents on the balance sheet until the lien against such bank deposits has been released.

NOTE 9 INVENTORIES, NET

	March 31,	December 31,
	2012	2011
	(unaudited)
Medical materials	$457,931	$501,994
Finished goods – merchandise	225,126	211,378
	$683,057	$713,372

NOTE 10 OTHER CURRENT ASSETS AND PREPAID EXPENSES

	March 31,	December 31,
	2012	2011
	(unaudited)
Advances to staff	$188,681	$172,814
Advances to suppliers	63,263	199,296
Other receivables	77,584	46,620
Prepaid expenses	95,713	89,930
Rental deposits	284,878	178,119
	$710,119	$686,779

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2012	2011
	(unaudited)

Buildings	$116,626	$115,892
Leasehold improvements	7,225,646	7,181,040
Medical equipment	4,618,283	4,518,669
Office equipment	895,873	880,010
Motor vehicles	258,838	254,379
	13,115,266	12,949,990
Less: Accumulated depreciation	(2,923,463)	(2,373,823)
	$10,191,803	$10,576,167

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $542,921 and $215,190 respectively.

NOTE 12 RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties:

Existing relationship with the Company

Mr. Zhang Yi Xiang (“Mr. Zhang”)	- Chief executive officer (“CEO”) and director of China Shesays; a director of Chengdu Boan, Sichuan Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays; and
- Legal representative of Sichuan Shesays, Leshan Shesays, Yibin Shesays and Zigong Shesays

Mr. Pu Xing Wang (“Mr. Pu”)	- Director of Sichuan Shesays, Chengdu Boan, and Sichuan Shesays

Mr. Shao Wen Hui (“Mr. Shao”)	- Director of Sichuan Shesays, Chengdu Boan, and Sichuan Shesays

Ms. Wang Pan (“Ms. Wang”)	- Secretary of the CEO of China Shesays; and member of the board of supervisors of Chengdu Boan, Leshan Shesays and Zigong Shesays

Sichuan Bobite Medical Technology Co., Ltd. (“Sichuan Bobite”)	- Mr. Zhang is the legal representative, director and a major stockholder of Sichuan Bobite

Chengdu Bohao Marketing & Planning Consulting Co., Ltd. (“Chengdu Bohao”)	- Ms. Wang is the legal representative, director and a major stockholder of Chengdu Bohao

High-tech Zone Xiaohe Fashion Marketing & Planning Studio (“Xiaohe”)	- Ms. Wang is the legal representative, director and a major stockholder of Xiaohe

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Summary of balances with related parties:

	March 31, 2012	December 31, 2011
Due from related companies	(unaudited)
Chengdu Bohao	$145,921	$121,884
Xiaohe	126,612	125,816
	$272,533	$247,700

Due to related company
Sichuan Bobite	$2,374	$-

Due from related companies is interest-free, unsecured and repayable on demand. The balance of due from related companies was all collected subsequently.

Due to related company primarily represents the money paid by Sichuan Bobite on behalf of the Company to purchase medical materials. The balance of due to related company was paid off subsequently.

Due from directors
Mr. Pu	$23,775	$19,910
Mr. Shao	2,844	5,627
	$26,619	$25,537

Due from directors is interest-free, unsecured and repayable on demand. The amounts primarily represent advances for business purposes such as entertainment fees and marketing expenses. The balance of due from directors was all collected subsequently.

Due to CEO and a director
Mr. Zhang	$103,573	$97,293

Due to CEO and a director is interest-free, unsecured and primarily represents operating related expenses paid by Mr. Zhang on behalf of the Company to assist with the Company’s cash needs for business purposes.

(c)  Summary of transactions with related parties:

Mr. Zhang and his spouse
During 2012, Mr. Zhang and his spouse jointly signed personal guarantee agreements with a third party guarantee company to provide guarantee to Sichuan Shesays to obtain bank loans for an aggregate amount equal to $2,215,056 (RMB 14 million)

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 NOTES PAYABLE

Notes payable consisted of the following:
	March 31,	December 31,
	2012	2011
	(unaudited)

Note payable to a bank, interest rate of 8.53% per annum, guaranteed by a third party, due March 2013, subsequently repaid at due date.	$949,592	$-
Note payable to a bank, interest rate of 7.87% per annum, guaranteed by a third party, due January 2013, subsequently repaid at due date.	474,796	-
Note payable to a bank, interest rate of 7.87% per annum, guaranteed by a third party, due July 2012, subsequently repaid at due date.	316,531
Note payable to a bank, interest rate of 7.57% per annum, guaranteed by a third party, due June 2012, subsequently repaid at due date.	474,796
Note payable to a bank, interest rate of 6.56% per annum, pledged by deposits, due April 2012, subsequently repaid at due date.	375,090	-
Note payable to a bank, interest rate of 7.57% per annum, guaranteed by a third party, due June 2012, subsequently repaid at due date.	-	471,809
Note payable to a bank, interest rate of 6.56% per annum, pledged by deposits, due April 2012, subsequently repaid at due date.	-	372,730
Note payable to a bank, interest rate of 6.89% per annum, guaranteed by a third party, due March 2012, subsequently repaid at due date.	-	943,619
	$2,590,805	$1,788,158

Interest expense paid for the three months ended March 31, 2012 and 2011 were $26,974 and $7,745, respectively.

The guarantee provided by the third party is secured by buildings of the Company with net book value totaling $98,523 as of March 31, 2012. Fees paid to the third party guarantor for the three months ended March 31, 2012 and 2011 was $29,457 and $20,971, respectively.

NOTE 14 OTHER PAYABLES AND ACCRUED LIABILITIES

	March 31,	December 31,
	2012	2011
	(unaudited)
Other payables	$58,479	$223,785
Other payables for purchase of equipment and renovation	1,097,081	2,070,643
Other payables for advertising expenses	1,264,092	1,477,252
Deposits from customers	215,726	216,042
Deposits from membership rewards program participants	578,425	529,808
Accrued liabilities	875,098	808,839
	$4,088,901	$5,326,369

Deposits from customers represent money received in advance for cosmetic surgery, beauty and other related services.

Deposits from membership rewards program participants represent the money received in advance deposited in a membership card for cosmetic surgery, beauty and other related services.  Such deposits can be applied by customers to the Company’s products and services with no expiration date.

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Perfect Support was incorporated in the BVI and under current laws of the BVI, income earned is not subject to income tax.

Chengdu Boan, Sichuan Shesays, Leshan Jiazhou Shesays, Yibin Shesays and Zigong Shesays were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25%. Tax losses, if any, are allowed to carry forward to offset future net income for five years. As of March 31, 2012, the Company’s PRC subsidiaries had total tax losses of $53,570 which would expire on December 31, 2015.

The income tax expenses for three months ended March 31, 2012 and 2011 are summarized as follows:

	For the three months ended March 31,
	2012	2011
	(unaudited)
Current – PRC	60,865	310,656
Deferred - PRC	11,757	(13,114)
	$72,622	$297,542

The tax effects of significant items comprising deferred tax assets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(unaudited)
Deferred tax assets:
Property related, net	$95,985	$87,758
Deferred revenue	21,235	11,925
Pre-operating expenses/deferred expenses	485,122	489,001
Tax losses	13,372	11,492
Other	39,567	39,318
Total deferred tax assets, net	$655,281	$639,494

The reconciliation of income taxes computed at the statutory income tax rate to total income taxes for the three months ended March 31, 2012 and 2011 is as follows:

	For the three months ended March 31,
	2012	2011
	(unaudited)
Income before taxes	$141,533	$921,373

Computed at PRC tax rate of 25%	35,383	230,343
Non-deductible expenses	5,642	45,021
Others	31,597	22,178
Income tax expenses	$72,622	$297,542

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 WARRANTS

On November 12, 2010, the Company issued 48,000 warrants with an exercise price of $2.00 per share in conjunction with the issuance of 600,000 shares of common stock in a private placement to a professional service provider pursuant to a Financial Advisory Service Agreement entered into on June 12, 2010. The warrants are exercisable at any time from June 12, 2010 to June 12, 2012. As of March 31, 2012, no warrants had been exercised or cancelled.

The Company evaluates these warrants provided in connection with the private placement in accordance with ASC 815 and has concluded that equity classification is appropriate for these warrants, due to the fact that these warrants are required to be physically settled in shares of the common stock of the Company and there are no provisions that could require net-cash settlement. These warrants do not have any anti-dilution protection and are not redeemable. Accordingly, the fair value of the warrants was recognized as the issuance cost of common stock at the date of grant. The fair value of the warrants was estimated using Black-Scholes Option Pricing Model.

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

NOTE 17 COMMITMENTS AND CONTINGENCIES

(a)           Defined contribution retirement plans

As stipulated by the regulations of the PRC government, companies operating in the PRC have defined contribution retirement plans for their employees. The PRC government is responsible for the pension liability to these retired employees. The Company’s PRC subsidiaries or VIEs are required to make specified contributions to the state-sponsored retirement plan based on the basic salary of their staff. Each of the employees of the PRC subsidiaries is also required to contribute certain percentage of his/her basic salary.

Contributions to defined contribution retirement plan for the three months ended March 31, 2012 and 2011 were $72,176 and $62,747, respectively.

(b)          Operating lease commitments

The Company leases clinic spaces and staff quarters from third parties. As of March 31, 2012, the Company had outstanding commitments with respect to the operating leases, which are due as follows:

For the fiscal years ending March 31,
2012	$1,789,788
2013	1,799,368
2014	1,800,577
2015	1,561,635
2016	280,499
Thereafter	233,749
Total	$7,465,616

Index

CHINA SHESAYS MEDICAL COSMETOLOGY INC.
("CHINA SHESAYS") AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)           Contingent liabilities

On November 12 2010, the Company entered into a Securities Purchase Agreement with certain private placement Investors. The Company has made certain customary representations, warranties and covenants, which constitute contingent liabilities of the Company. See note 6.

NOTE 18 CONCENTRATIONS AND RISKS

As of March 31, 2012 and December 31, 2011, 100% of the Company’s assets were located in the PRC and Hong Kong and 100% of the Company’s revenues were derived from customers located in the PRC.

Financial instruments which potentially expose the Company to concentrations of credit risk was cash and cash equivalents as of March 31, 2012 and December 31, 2011. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

NOTE 19 SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2012 up through the date the Company issued the consolidated financial statements and has determined that there was no material event or any nonoccurrence that has had material implication that occurred after the date of the balance sheets included in this report except the following:

1)	For a period of three years after the closing of the Purchase Agreement of Private Placement, the Company didn’t issue any shares of common stock for less than $2.00 per share.

2)	All notes payable were subsequently repaid at due date.